Form 10QSB
period 2000-06-30
ALEXANDRIA HOLDINGS INC
filed 2000-08-09
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ]   Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from _____ to _____ .


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

                       Yes XX           No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 8, 2000 was 6,042,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2000....................................4

Unaudited Statement of Operations for the three and six months ended
June 30, 2000 and the period since Date of Inception to June 30, 2000..........5

Unaudited Statement of Cash Flows for the six months ended
June 30, 2000 and the period since Date of Inception to June 30, 2000..........6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Alexandria Holdings, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited consolidated interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2000

                                                                                           June 30, 2000
                                                                                            (unaudited)
                                                                                          ---------------
ASSETS
      Current Assets - cash                                                             $              511
                                                                                          ----------------

      Total Current Assets                                                                             511
                                                                                          ================

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:

            Accounts Payable / Related Parties                                                         140
            Accrued Expenses                                                                         2,250
                                                                                          ----------------
      Total Current Liabilities                                                                      2,390

      Stockholders' Deficit

            Preferred stock ($.001 par value), 5,000,000
                 shares authorized; no shares issued and
                 outstanding                                                                             -
            Common stock ($.001 par value) 45,000,000
                 shares authorized; 6,042,500 shares issued
                 and outstanding June 30, 2000                                                       6,043
            Additional paid in capital                                                                 319
            Accumulated deficit                                                                     (8,241)
                                                                                          ----------------
                 Total stockholders' equity                                                         (1,879)
                                                                                          ----------------
TOTAL LIABILITIES AND EQUITY                                                            $              511
                                                                                          ================


    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                            For The Six Months Ended

                                                            Three Months              Six Months             December 7, 1999
                                                                Ended                    Ended                (inception) to
                                                            June 30, 2000            June 30, 2000             June 30, 2000
                                                        ---------------------      -----------------       ---------------------
Revenues                                             $                      -   $                  -    $                      -
General and Administrative Costs                                         (400)                (7,331)                     (8,241)
                                                        ---------------------      -----------------       ---------------------

Net Loss                                                                 (400)                (7,331)                     (8,241)
                                                        =====================      =================       =====================

Loss per common share-basic and diluted              $                      -   $                  -    $                      -
                                                        =====================      =================       =====================
Weighted average common shares basic
and diluted                                                         6,043,000              5,738,000                   5,152,000
                                                        =====================      =================       =====================



    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows

                                                                              Six Months               December 7, 1999
                                                                                Ended                   (inception) to
                                                                            June 30, 2000               June 30, 2000
                                                                         --------------------      ------------------------
OPERATING ACTIVITIES

       Net Income                                                      $               (7,331)   $                   (8,241)
       Adjustments to reconcile Net Income to Net Cash
       provided by (used in) operations:
             Stock compensation expense                                                 5,007                         5,007
             Decrease in stock subscription receivable                                    445                           445
             Increase in accounts payable and accrued expenses                          2,390                         2,390
                                                                         --------------------      ------------------------
       Net cash provided by (used in) Operating Activities                                511                          (399)
                                                                         --------------------      ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                        -                             -

CASH FLOWS FROM FINANCING ACTIVITIES

       Issuance of common stock                                                             -                           910
                                                                         --------------------      ------------------------

NET CASH INCREASE                                                                         511                           511
                                                                         --------------------      ------------------------

CASH, BEGINNING OF PERIOD                                                                   -                             -
                                                                         --------------------      ------------------------

CASH, END OF PERIOD                                                    $                  511    $                      511
                                                                         ====================      ========================





    The accompanying notes are an integral part of these financial statements

                            ALEXANDRIA HOLDINGS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2000

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

2.  Year 2000 Compliance

As of August 8, 2000 the Company has not had or become aware of any significant problems associated with Year 2000 issues.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the third quarter of 2000, but there can be no assurance that this expectation will be fully realized.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10- QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of August, 2000.

ALEXANDRIA HOLDINGS, INC.



/s/  Ruairidh Campbell                                 August 8, 2000
-----------------------
Ruairidh Campbell
President and Director

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