Form 10QSB
period 2000-09-30
ALEXANDRIA HOLDINGS INC
filed 2000-11-13
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .



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

                                Yes XX          No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 9, 2000 was 6,042,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of September 30, 2000...............................4

Unaudited Statement of Operations for the three and nine months ended September 30, 2000 and the period from Date of
Inception to September 30, 2000................................................5

Unaudited Statement of Cash Flows for the nine months
ended September 30, 2000 and the period from Date of
Inception to September 30, 2000................................................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Alexandria Holdings, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited consolidated interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                            As of September 30, 2000

                                                                                        September 30, 2000
                                                                                           (unaudited)
                                                                                          --------------

ASSETS
      Current Assets - cash                                                             $            551
                                                                                          --------------

      Total Assets                                                                                   551
                                                                                          ==============

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts Payable / Related Parties                                                     2,000
            Accrued Expenses                                                                       2,651
                                                                                          --------------

      Total Current Liabilities                                                                    4,651
                                                                                          --------------
      Stockholders' Deficit
            Preferred stock ($.001 par value), 5,000,000
                 shares authorized; no shares issued and
                 outstanding                                                                           -
            Common stock ($.001 par value) 45,000,000
                 shares authorized; 6,042,500 shares issued
                 and outstanding September 30, 2000                                                6,043
            Additional paid in capital                                                               319
            Accumulated deficit                                                                  (10,462)
                                                                                          --------------
                 Total stockholders' equity                                                       (4,100)
                                                                                          --------------
TOTAL LIABILITIES AND EQUITY                                                            $            551
                                                                                          ==============




    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations


                                                           Three Months              Nine Months              December 7, 1999
                                                               Ended                    Ended                  (inception) to
                                                           September 30,            September 30,              September 30,
                                                               2000                      2000                       2000
                                                        -------------------       ------------------       ----------------------
Revenues                                             $                    -    $                   -    $                       -
General and Administrative Costs                                     (2,321)                  (9,552)                     (10,462)
                                                        -------------------       ------------------       ----------------------
Net Loss                                                             (2,321)                  (9,552)                     (10,462)
                                                        ===================       ==================       ======================
Loss per common share-basic and diluted              $                    -    $                   -    $                       -
                                                        ===================       ==================       ======================
Weighted average common shares basic
and diluted                                                       6,043,000                5,738,000                    5,152,000
                                                        ===================       ==================       ======================



    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows

                                                                             Nine Months                December 7, 1999
                                                                                Ended                   (inception) to
                                                                            September 30,                September 30,
                                                                                 2000                        2000
                                                                         --------------------       -----------------------
OPERATING ACTIVITIES
       Net Income                                                      $               (9,552)    $                 (10,462)
       Adjustments to reconcile Net Income to Net Cash
       provided by (used in) operations:
             Common Stock issued for services                                           5,007                         5,007
             Increase in accounts payable and accrued expenses                          2,651                         2,651
                                                                         --------------------       -----------------------

       Net cash provided by (used in) Operating Activities                             (1,894)                       (2,804)
                                                                         --------------------       -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                        -                             -

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of common stock                                                             -                           910
       Decrease in stock subscription receivable                                          445                           445
       Increase in related party receivable                                             2,000                         2,000
                                                                         --------------------       -----------------------
       Net Cash Provided (used) by Financing Activities                                 2,445                         3,355

NET CASH INCREASE                                                                         551                           551
                                                                         --------------------       -----------------------

CASH, BEGINNING OF PERIOD                                                                   -                             -
                                                                         --------------------       -----------------------

CASH, END OF PERIOD                                                    $                  551     $                     551
                                                                         ====================       =======================














    The accompanying notes are an integral part of these financial statements

                            ALEXANDRIA HOLDINGS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the fourth quarter of 2000, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 9th day of November, 2000.




ALEXANDRIA HOLDINGS, INC.



/s/  Ruairidh Campbell                            November 9, 2000
-------------------------------
Ruairidh Campbell
President and Director

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

27        11        Financial Data Schedule "CE"