Form 10QSB
period 2001-06-30
ALEXANDRIA HOLDINGS INC
filed 2001-08-14
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly  period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


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

                  Yes XX       No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 6, 2001, was 6,562,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2001....................................4

Unaudited Statement of Operations for the three and six months ended June 30,
2001 and 2000 and the period since Date of Inception to June 30, 2001..........5

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and
2000 and the period since Date of Inception to June 30, 2001...................7

Notes to Unaudited Financial Statements........................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............9

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Alexandria Holdings, Inc., a Nevada corporation unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of June 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and comparable periods of the preceding year, and the period since inception are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2001
                                                                 June 30, 2001
                                                                  (unaudited)
                                                              ---------------

ASSETS
      Current Assets - cash                                 $             129
                                                              ---------------

      Total Current Assets                                                129

                                                              ---------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts Payable                                            2,171
            Accounts Payable / Related Parties                          2,500
                                                              ---------------
      Total Current Liabilities                                         4,671


      Stockholders' Deficit
            Preferred stock ($.001 par value), 5,000,000
                hares authorized; no shares issued
                and outstanding                                             -
            Common stock ($.001 par value) 45,000,000
                 shares authorized; 6,562,500 shares
                 issued and outstanding June 30, 2001                   6,563
            Additional paid in capital                                  2,799
            Accumulated Deficit                                       (13,904)
                                                              ---------------

                 Total stockholders' equity                            (4,542)
                                                              ---------------

TOTAL LIABILITIES AND EQUITY                                $             129
                                                              ===============






    The accompanying notes are an integral pa8t of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
           For The Three Months Ended June 30, 2001 and June 30, 2000
                                       and
         For the period of Inception (December 7, 1999) to June 30, 2001

                                                                                         Three
                                                            Three Months                Months               December 7, 1999
                                                                Ended                    Ended                (inception) to
                                                            June 30, 2001            June 30, 2000             June 30, 2001
                                                        ---------------------      -----------------       ---------------------
Revenues                                             $                      -   $                  -    $                      -
General and Administrative Costs                                       (2,581)                (7,331)                    (13,904)
                                                        ---------------------      -----------------       ---------------------

Net Loss                                                               (2,581)                (7,331)                    (13,904)

                                                        =====================      ================        =====================

Loss per common share-basic and diluted              $                      -   $                  -    $                      -

                                                        =====================      ================        =====================

Weighted average common shares basic
and diluted                                                         6,563,000              5,738,000                   5,152,000
                                                        =====================      ================        =====================



    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                 For The Six Months Ended June 30, 2001 and 2000


                                                                            Six Months                    Six Months
                                                                              Ended                         Ended
                                                                          June 30, 2001                 June 30, 2000
                                                                        ----------------------         --------------------
Revenues                                                          $                        -    $                       -
General and Administrative Costs                                                      (2,848)                      (7,331)
                                                                        ----------------------         --------------------

Net Loss                                                                              (2,848)                      (7,331)

                                                                        =====================          ====================

Loss per common share-basic and diluted                           $                        -    $                       -

                                                                        =====================          ====================

Weighted average common shares basic and diluted                                   6,563,000                    5,738,000
                                                                        =====================          ====================




    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
            For The Six Months Ended June 30, 2001 and June 30, 2000
                                       and
         For the period of Inception (December 7, 1999 to June 30, 2001

                                                                     Six Months            Six Months             December 7,
                                                                        Ended                Ended                   1999
                                                                      June 30,              June 30,            (inception) to
                                                                        2001                  2000               June 30, 2001
                                                                   ---------------      ----------------      -------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income                                                 $           (2,848)    $          (7,331)   $             (13,904)
     Adjustments to reconcile Net Income to Net Cash
       provided by (used in) operations:
          Stock compensation expense                                             -                 5,007                    5,007
          Increase in accounts payable/accrued expenses                       (570)                2,390                    2,171
                                                                   ---------------      ----------------      -------------------
Net cash provided by (used in) Operating Activities                         (3,418)                  511                   (6,726)


CASH FLOWS FROM INVESTING
ACTIVITIES                                                                       -                     -                        -
                                                                   ---------------      ----------------      -------------------


CASH FLOW FROM FINANCING ACTIVITIES
     Increase in related party receivable                                        -                     -                    2,500
     Decrease in stock subscription receivable                                   -                   445                      445
     Issuance of Common Stock                                                3,000                     -                    3,910
                                                                   ---------------      ----------------      -------------------
Net cash provided by (used in) Financing Activities                          3,000                   445                    6,855

NET CASH INCREASE (DECREASE)                                    $             (418)   $              511   $                  129

CASH, BEGINNING OF PERIOD                                                      547                     -                        -

CASH, END OF PERIOD                                             $              129    $              511   $                  129
                                                                   ---------------      ----------------      -------------------





    The accompanying notes are an integral part of these financial statements

                            ALEXANDRIA HOLDINGS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's financial statements contained in the Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2001, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2001.




ALEXANDRIA HOLDINGS, INC.



   s/ Ruairidh Campbell                                       August 13, 2001
---------------------------------------
Ruairidh Campbell
President and Director

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