Form 10QSB
period 2001-09-30
ALEXANDRIA HOLDINGS INC
filed 2001-11-01
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of October 31, 2001 was 6,562,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of September 30, 2001...............................4

Unaudited Statement of Operations for the three and nine months ended September
  30, 2001 and September 30, 2000 and the period from Date of Inception to
  September 30, 2001...........................................................5

Unaudited Statement of Cash Flows for the nine months ended September 30, 2001, and September 30, 2000 and the period from Date of Inception to September 30,
  2001.........................................................................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Alexandria Holdings, Inc., a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                            As of September 30, 2001


                                                                          September 30, 2001
                                                                              (unaudited)
                                                                              -----------
ASSETS
      Current Assets - cash                                                   $       112
                                                                              -----------

      Total Assets                                                                    112

                                                                              -----------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts payable                                                        2,507
            Accounts payable - related parties                                      2,500
                                                                              -----------

      Total Current Liabilities                                                     5,007


      Stockholders' Deficit
            Preferred stock ($.001 par value), 5,000,000 shares authorized;
                 no shares issued and outstanding                                       -
            Common stock ($.001 par value) 45,000,000 shares authorized;
            6,562,500 shares issued and outstanding September 30, 2001              6,563
            Additional paid in capital                                              2,799
            Accumulated deficit                                                   (14,257)
                                                                              -----------

                 Total stockholders' equity (deficit)                              (4,895)
                                                                              -----------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                        $       112
                                                                              -----------

                                                                              -----------

    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations


                                                                                                   December
                                                                                                   7, 1999
                                           Three Months Ended                  Nine Months Ended   inception)
                                             September 30,                      September 30,         to
                                                                                                   September
                                       2001           2000             2001          2000          30, 2001

                                     ---------      ---------       ---------      ---------      ----------
Revenues                             $       -      $       -    $          -      $       -       $       -
General and Administrative Costs           353          2,321           3,201          9,552          14,257
                                     ---------      ---------       ---------      ---------      ----------

Net Loss                                 (353)        (2,321)         (3,201)        (9,552)        (14,257)

                                     ---------      ---------       ---------      ---------      ----------

Loss per common share-basic and
diluted                              $       -      $       -       $       -      $       -      $        -

                                     ---------      ---------       ---------      ---------      ----------

Weighted average common shares
basic and diluted                    6,563,000      6,043,000       6,303,000      5,738,000       5,152,000
                                     =========      =========       =========      =========       =========





    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows


                                                                                   December 7
                                                             Nine Months Ended        1999
                                                                September 30,     (inception) to
                                                                                    September
                                                               2001        2000      30, 2001
                                                             -------      -------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (Loss)                                     $(3,201)      $(9,552)  $14,257)
       Adjustments to reconcile Net Loss to Net Cash
       provided by (used in) operations:
             Common Stock issued for services                      -        5,007       5,007
             Increase (decrease)  in payables and accrued
             expenses                                          (234)        2,651       2,507
                                                             -------      -------     -------
       Net cash provided by (used in) Operating Activities   (3,435)      (1,894)     (6,743)


CASH FLOWS FROM INVESTING ACTIVITIES                               -            -           -
                                                             -------      -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES
           Issuance of common stock                            3,000            -       3,910
           Decrease in stock subscription receivable               -          445         445
           Increase in related party receivable                    -        2,000       2,500
                                                             -------      -------     -------
       Net Cash provided (used) by Financing Activities        3,000        2,445       6,855

NET CASH INCREASE (DECREASE)                                   (435)          551         112
                                                             -------      -------     -------

CASH, BEGINNING OF PERIOD                                        547            -           -
                                                             -------      -------     -------

CASH, END OF PERIOD                                          $   112      $   551     $   112















    The accompanying notes are an integral part of these financial statements

                            ALEXANDRIA HOLDINGS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001


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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st day of October, 2001.




ALEXANDRIA HOLDINGS, INC.



/s/ Ruairidh Campbell                                  October 31, 2001
-------------------------
Ruairidh Campbell
President and Director

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