Form 10KSB
period 2001-12-31
ALEXANDRIA HOLDINGS INC
filed 2002-03-07
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10_KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from  _________ to ___________.

            Commission file number: 000-29325

Alexandria Holdings, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0643633 (I.R.S. Employer Identification No.)

1403 East 900 South Salt Lake City, Utah 84105

(Address of Principal Executive Offices) (Zip Code)

(801) 582-9609

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X           No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended December 31, 2001 was $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of coting stock), held by non-affiliates is not available since Alexandria Holdings, Inc has no publically traded market for its stock.

At December 31, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 6,562,500.

TABLE OF CONTENTS

PART I

PART I

ITEM 1     DESCRIPTION OF BUSINESS

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

General

The Company seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

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

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of its officers and directors and their affiliates, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of December 31, 2001, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

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

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Ruairidh Campbell as the company's sole officer and director, may, as a negotiated part of the transaction, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) that participates in the merger/acquisition. The affiliates of the reorganization might only buy shares from Ruairidh Campbell, or they might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares, from Ruairidh Campbell or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders's stock at prices comparable to those offered to Ruairidh Campbell. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intention to buy shares from other insiders, it is a possibility. Management does not intend to actively negotiate for, or otherwise require the purchase of, all or any portion of its stock as a condition to, or in connection with, any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of common stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company, and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

Employees

The Company is a development stage company and currently has no employees. Our executive officer will devote only such time to the affairs of the Company as he deems appropriate, which is estimated to be approximately five (5) hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

ITEM 2    DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake City, Utah 84105. The office space is owned by Ruairidh Campbell, our sole officer, director and a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

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

Record Holders

As of December 31, 2001, there were seventy-eight (78) shareholders of record holding a total of 6,562,500 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.     MANAGEMENT's DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management is hopeful that being a reporting company increases the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2002. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2002. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, the promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

The Company projects that its operating requirements will not exceed $5,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Ruairidh Campbell plans to loan the Company sufficient funds to cover these costs over the next twelve months. Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

ITEM 7.     FINANCIAL STATEMENTS

The Company's audited financial statements for the periods ended December 31, 2001, and 2000 are attached hereto as F-1 through F-10.

Alexandria Holdings, Inc

(A Development Stage Company)

Audited Financial Statements

December 31, 2001 and 2000

CONTENTS

Independent Auditor's Report

Balance Sheets

Statements of Operations

Statements of Stockholders' (Deficit) Equity

Statements of Cash Flows

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors of

Alexandria Holdings, Inc.

We have audited the accompanying balance sheets of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2000 and 1999 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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

JONES, SIMKINS LLP

Logan, Utah

February 1, 2002

ALEXANDRIA HOLDINGS, INC.

(A Developmental Stage Company)

Balance Sheets

For the Years ended December 31, 2001 and 2000
Assets	2001	2000
Current Assets
Cash and cash equivalents	$96	$547

Total Current Assets	$96	$547

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts Payable	$3,052	$2,741
Related party payable	2,500	2,500
Total Current Liabilities	5,552	5,241

Stockholders' (deficit) equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,562,500 and 6,042,500 shares issued and outstanding, respectively	6,563	6,043
Additional paid-in capital	2,799	319
Deficit accumulated during the development stage	(14,818)	(11,056)

Total stockholders' (deficit) equity	(5,456)	(4,694)

Total liabilities and stockholders' (deficit) equity	$96	$547

See accompanying notes to financial statements

ALEXANDRIA HOLDINGS, INC.

(A Developmental Stage Company)

Statement of Operations

for the Years ended December 31, 2001 and 2000
	2001	2000	Cumulative Amounts
Revenue	-	-	-

General and administrative costs	$3,762	10,146	14,818

Loss before income taxes	(3,762)	(10,146)	(14,818)

Provision for income taxes	-	-	-

Net loss	$(3,762)	(10,146)	(14,818)

Loss per common share - basic and diluted	$-	-

Weighted average common shares - basic and diluted	6,497,000	5,892,000

See accompanying notes to financial statements

ALEXANDRIA HOLDINGS, INC.

(A Developmental Stage Company)

Statement of Stockholders' Equity

December 31, 1999 (date of inception) to December 31, 2001

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Capital		Total

Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for:
Cash	-	-	590,500	591	319	-	910
Stock subscription receivable	-	-	445,000	445	-	-	445

Net loss	-	-	-	-	-	(910)	(910)
Balance at December 31, 1999			1,035,500	$1,036	$319	$(910)	$445

Issuance of common stock for services	-	-	5,007,000	5,007			5,007

Net loss	-	-	-	-	-	(10,146)	(10,146)
Balance at December 31, 2000	-	$-	6,042,500	$6,043	$319	$(11,056)	$(4,694)

Issuance of common stock for cash			520,000	520	2,480	-	3,000

Net Loss	-	-	-	-	-	(3,762)	(3,762)
Balance at December 31, 2001	-	$-	6,562,500	6,563	2,799	(14,818)	(5,456)

See accompanying notes to financial statements

ALEXANDRIA HOLDINGS, INC.

(A Developmental Stage Company)

Statement of Cash FlowsYear Ended December 31, 2001 and 2000

	2001	2000	Cumulative Amounts
Cash flows from operating activities:
Net loss	$(3,762)	$(10,146)	$(14,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	-	5,007	5,007
Increase in accounts payable	311	2,741	3,052

Net cash used in operating activities	(3,451)	(2,398)	(6,759)

Cash flows from Investing Activities	-	-	-

Cash flows from Financing Activities:
Increase in related party payable	-	2,500	2,500
Decrease in stock subscription receivable	-	445	445
Issuance of common stock	3,000	-	3,910

Net cash provided by financing activities	3,000	2,945	6,855

Net Increase in Cash	(451)	547	96

Cash, beginning of period	547	-	-

Cash, End of period	$96	$547	$96

See accompanying notes to financial statements

ALEXANDRIA HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

Organization

The Company was organized under the laws of the State of Nevada on December 7, 1999 (date of inception). The Company proposes to seek business ventures that will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2001 and 2000.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Going Concern

As of December 31, 2001, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Year Ended December 31,		Cumulative Amounts

	2001	2000

Income tax benefit at statutory rate	-	2,000	2,000
Change in valuation allowance	-	(2,000)	(2,000)
	-	-	-

Deferred tax assets are as follows at December 31:

Operating loss carryforwards	2,000	2,000
Valuation allowance	(2,000)	(2,000)
	-	-

The Company has net operating loss carryforwards of approximately $15,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 4 - Supplemental Cash Flow Information

The Company paid interest of $150 and $48 during the periods ended December 31, 2001 and 2000.

No amounts have been paid for income taxes since inception.

Note 5 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 6 - Stock Plan

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

As of December 31, 2001 and 2000, no stock options had been issued under this plan.

Note 7 - Related Party Transactions

At December 31, 2001 and 2000, the Company has a related party payable of $2,500 due to an officer of the Company. The payable is unsecured, non-interest bearing and due on demand.

Note 8 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The adoption of these statements is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On November 6, 2000, Alexandria Holdings, Inc. terminated its relationship with Tanner + Co. ("Tanner"), the principal accountant previously engaged to audit the Company's financial statements. Effective November 9, 2000, the Company retained Jones, Simkins, LLP ("Jones") as the principal accountants to replace Tanner. The Company's Board of Directors approved the change of accountants from Tanner to Jones.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following individual constitutes all of the Company's executive officers and directors as of January 14, 2002.

Name Age Position

Ruairidh Campbell 39 President, Secretary, Treasurer, and Director

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Ruairidh W. Campbell, 39, graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. He has been an officer and director of several public companies that include: NovaMed, Inc., a manufacturer of medical devices (president and director from 1995 to present), Canadian Metals Explorations Ltd., a Canadian mineral resource development company (president and director 1995 to2001), and Allied Resources Inc., a Canadian based oil and gas development company (president and director 1998 to present). Mr. Campbell is also the president and the sole director of three fully reporting shell companies. Mr. Campbell began his term as the Company's president and a director on December 10, 1999.

ITEM 10. EXECUTIVE COMPENSATION

No cash compensation was paid to any of the Company's executive officers during the fiscal year ended December 31, 2001. The Company, as of December 31, 2001, has issued Ruairidh Campbell a total of 2,500,000 shares for his services to the Company valued at $2,500. The Company, as of December 31, 2001, has issued Richard Surber a total of 2,500,000 shares for his services to the Company valued at $2,500. Mr. Surber resigned as an officer and director of the Company as of April 16, 2001. There is currently no policy in place that prevents the Company from compensating Ruairidh Campbell, Richard Surber or any future officer, director or affiliate, in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP payouts ($)	All Other Compensation ($)
Ruairidh Campbell, President/CEO and Director	2001 2000 1999	0 0 0	- - -	- - -	- 2,500,000 -	- - -	- - -	- - -
Richard D. Surber former Secretary, Treasurer and Director	2001 2000 1999	0 0 0	- - -	- - -	- 2,500,000 -	- - -	- - -	- - -

Compensation of Directors

Currently there are no plans to compensate the directors of the Company for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2001, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Title of Class	Name And Address of Beneficial Owner	Amount And Nature of Beneficial Ownership	Percent of Class
Common Stock	Ruairidh Campbell, President 3310 Werner Avenue Austin, Texas 78722	3,000,000	45.7%
Common Stock	Richard Surber 268 West 400 South, Suite 300 Salt Lake City, Utah 84101	3,520,000*	53.6%
Common Stock	Kelly's Coffee Group, Inc 268 West 400 South, Suite 300 Salt Lake City, Utah 84101	520,000	7.9%
Common Stock	All Executive Officers and Directors as a Group	3,000,000	45.7%

* Note: Richard Surber is the president and sole director of Kelly's Coffee Group, Inc. and thus his ownership includes 3,000,000 shares directly owned and an additional 520,000 beneficially owned by nature of his relationship with Kelly's Coffee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 10, 1999, the Company issued 1,000,000 shares of common stock to Ruairidh Campbell (500,000) and Richard Surber (500,000), at the time officers and directors of the Company, at par value of $0.001, for a total of $1,000.

On January 12, 2000, the Company issued 5,000,000 shares of common stock to Ruairidh Campbell (2,500,000) and Richard Surber (2,500,000) valued at par ($0.001) in exchange for services rendered.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the         Index to Exhibits on page 10 of this Form 10-KSB, and are incorporated herein by this reference.

(b)     Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of March, 2002.

Alexandria Holdings, Inc.

/s/ Ruairidh Campbell

______________________________________

Name: Ruairidh Campbell

Title: President/CEO and Director

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO EXHIBITS

Exhib. No.	Page No.	Description

3(i)	*	Articles of Incorporation of Alexandria Holdings, Inc., a Nevada corporation, filed with the State of Nevada on December 10,1999.

3(ii)	*	By-laws of the Company adopted on December 7, 1999.

4	*	Employee Benefit Plan adopted on December 14 , 1999.

*     Incorporated by reference from Form 10-SB/A-2 filed June 27, 2000.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]