Form 10QSB
period 2002-06-30
ALEXANDRIA HOLDINGS INC
filed 2002-07-19
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 16, was 6,562,500.

                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

Unaudited Balance Sheet as of June 30, 2002.......................................................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2002 and 2001 and the period since Date of Inception to June 30, 2002...........................................................5

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and 2001 and the period since Date of Inception to June 30, 2002...................................................................7

Notes to Unaudited Financial Statements...........................................................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................9

                                                      PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................9

SIGNATURES.......................................................................................................10

INDEX TO EXHIBITS................................................................................................11













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Alexandria Holdings, Inc., a Nevada corporation unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of June 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and comparable periods of the preceding year, and the period since inception are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2002

                                                                                                      June 30, 2002
                                                                                                       (unaudited)
                                                                                                 -----------------------

ASSETS
      Current Assets - cash                                                                    $                      66
                                                                                                 -----------------------

      Total Current Assets                                                                                            66

                                                                                                 -----------------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts Payable                                                                                       6,084
            Accounts Payable / Related Parties                                                                     2,500
                                                                                                 -----------------------
      Total Current Liabilities                                                                                    8,584


      Stockholders' Deficit
            Preferred stock ($.001 par value), 5,000,000 shares authorized;
                 no shares issued and outstanding
            Common stock ($.001 par value) 45,000,000 shares authorized;
                 6,562,500 shares issued and outstanding June 30, 2002                                             6,563
            Additional paid in capital                                                                             2,799
            Accumulated Deficit                                                                                  (17,880)
                                                                                                 -----------------------

                 Total stockholders' deficit                                                                      (8,518)
                                                                                                 -----------------------

TOTAL LIABILITIES AND EQUITY                                                                   $                      66
                                                                                                 -----------------------

                                                                                                 -----------------------





    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
           For The Three Months Ended June 30, 2002 and June 30, 2001
                                       and
         For the period of Inception (December 7, 1999) to June 30, 2002

                                                                                         Three
                                                            Three Months                Months               December 7, 1999
                                                                Ended                    Ended                (inception) to
                                                            June 30, 2002            June 30, 2001             June 30, 2002
                                                        ---------------------      -----------------       ---------------------

Revenues                                             $                      -   $                  -    $                      -
General and Administrative Costs                                          504                  2,581                      17,880
                                                        ---------------------      -----------------       ---------------------
                                                                         (504)                (2,581)                    (17,880)
Income Tax Expense                                                          -                      -                           -
                                                        ---------------------      -----------------       ---------------------
Net Loss                                                                 (504)                (2,581)                    (17,880)

                                                        ---------------------      -----------------       ---------------------

Loss per common share-basic and diluted              $                      -   $                  -    $                      -

                                                        ---------------------      -----------------       ---------------------

Weighted average common shares basic
and diluted                                                         6,562,500              6,563,000

                                                        ---------------------      -----------------       ---------------------



    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                 For The Six Months Ended June 30, 2002 and 2001




                                                                            Six Months                    Six Months
                                                                              Ended                         Ended
                                                                          June 30, 2002                 June 30, 2001
                                                                      ----------------------         --------------------

Revenues                                                          $                        -    $                       -
General and Administrative Costs                                                       3,062                       (2,848)
                                                                      ----------------------         --------------------

Net Loss                                                                              (3,062)                      (2,848)

                                                                      ----------------------         --------------------

Loss per common share-basic and diluted                           $                        -    $                       -

                                                                      ----------------------         --------------------

Weighted average common shares basic and diluted                                   6,562,500                    6,563,000

                                                                      ----------------------         --------------------



















    The accompanying notes are an integral part of these financial statements

                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
            For The Six Months Ended June 30, 2002 and June 30, 2001
                                       and
         For the period of Inception (December 7, 1999 to June 30, 2002

                                                                     Six Months            Six Months             December 7,
                                                                        Ended                Ended                   1999
                                                                      June 30,              June 30,            (inception) to
                                                                        2002                  2001               June 30, 2002
                                                                   ---------------      ----------------      -------------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net Income                                                 $          (3,062)    $          (2,848)   $             (17,880)
     Adjustments to reconcile Net Income to Net Cash
       provided by (used in) operations:
          Stock compensation expense                                             -                     -                    5,007
          Increase (decrease) in accounts payable/accrued
          expenses                                                           3,032                 (570)                    6,084
                                                                   ---------------      ----------------      -------------------
Net cash provided by (used in) Operating Activities                           (30)               (3,418)                  (6,789)


CASH FLOWS FROM INVESTING
ACTIVITIES                                                                       -                     -                        -
                                                                   ---------------      ----------------      -------------------


CASH FLOW FROM FINANCING ACTIVITIES
     Increase in related party receivable                                        -                     -                    2,500
     Decrease in stock subscription receivable                                   -                     -                      445
     Issuance of Common Stock                                                    -                 3,000                    3,910
                                                                   ---------------      ----------------      -------------------
Net cash provided by (used in) Financing Activities                              -                 3,000                    6,855

NET CASH INCREASE (DECREASE)                                    $             (30)    $            (418)   $                   66

CASH, BEGINNING OF PERIOD                                                       96                   547

CASH, END OF PERIOD                                             $               66    $              129   $                   66
                                                                   ---------------      ----------------      -------------------





    The accompanying notes are an integral part of these financial statements

                            ALEXANDRIA HOLDINGS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002

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

(b)      Reports on Form 8-K.  No reports on Form 8-K were filed during the
         -------------------
         period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of July, 2002.




ALEXANDRIA HOLDINGS, INC.



/s/ Ruairidh Campbell                                             July 18, 2002
-----------------------------------------------------------------------
Ruairidh Campbell                                                      Date
President, Chief Financial Officer, and Director

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