Form 10QSB
period 2002-09-30
ALEXANDRIA HOLDINGS INC
filed 2002-11-05
CIK 1104673



                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value
(the only class of voting stock), as of November 5, 2002 was 6,562,500.





                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

Unaudited Balance Sheet as of September 30, 2002..................................................................4

Unaudited Statement of Operations for the three and nine months ended September 30, 2002 and
  September 30, 2001 and the period from Date of Inception to September 30, 2002..................................5

Unaudited Statement of Cash Flows for the nine months ended September 30, 2002, and
  September 30, 2001 and the period from Date of Inception to September 30, 2002..................................6

Notes to Unaudited Financial Statements...........................................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................8

                                                      PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................8

SIGNATURES........................................................................................................9

INDEX TO EXHIBITS................................................................................................10













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]






                                                      PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Alexandria Holdings, Inc., a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]







                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                            As of September 30, 2002
                                                                                                 September 30, 2002
                                                                                                    (unaudited)
                                                                                          --------------------------------
ASSETS
      Current Assets - cash                                                             $                               51
                                                                                          --------------------------------

      Total Current Assets                                                                                              51

                                                                                          --------------------------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts payable                                                                                         6,476
            Accounts payable - related parties                                                                       2,500
                                                                                          --------------------------------

      Total Current Liabilities                                                                                      8,976


      Stockholders' Deficit
            Preferred stock ($.001 par value), 5,000,000 shares authorized;
                 no shares issued and outstanding                                                                        -
            Common stock ($.001 par value) 45,000,000 shares authorized;
            6,562,500 shares issued and outstanding September 30, 2002                                               6,563
            Additional paid in capital                                                                               2,799
            Accumulated deficit                                                                                    (18,287)
                                                                                          --------------------------------

                 Total stockholders' equity (deficit)                                                               (8,925)
                                                                                          --------------------------------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                                  $                               51
                                                                                          --------------------------------

                                                                                          --------------------------------


                     The accompanying notes are an integral part of these financial statements



















                                                        Alexandria Holdings, Inc.
                                                     (A Developmental Stage Company)
                                                   Unaudited Statements of Operations
                                                                                                                      December
                                                                                                                     7, 1999
                                                                                                                   (inception)
                                                                                                                       to
                                            Three Months Ended                    Nine Months Ended                 September
                                              September 30,                         September 30,                   30, 2002
                                                                                                                 ---------------
                                          2002              2001               2002               2001
                                      ------------      ------------       -------------      -------------
Revenues                           $             -    $            -    $              -   $              -    $

                                      ------------      ------------       -------------      -------------      ---------------
General and Administrative Costs               407               353               3,469              3,201               18,287
                                      ------------      ------------       -------------      -------------      ---------------

Income (loss) before income taxes            (407)             (353)             (3,469)            (3,201)             (18,287)

 Provision for income taxes                      -                 -                   -                  -                    -
                                      ------------      ------------       -------------      -------------      ---------------

          Net Loss                           (407)             (353)             (3,469)            (3,201)             (18,287)

                                      ------------      ------------       -------------      -------------      ---------------

Loss per common share-basic and
diluted                            $             -    $            -    $              -   $              -    $

                                      ------------      ------------       -------------      -------------

Weighted average common shares
basic and diluted                        6,563,000         6,563,000           6,563,000          6,303,000

                                      ------------      ------------       -------------      -------------



                     The accompanying notes are an integral part of these financial statements
































                            Alexandria Holdings, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                                                                                                                December 7,
                                                                                                                   1999
                                                                                                              (inception) to
                                                                              Nine Months Ended                  September
                                                                                September 30,                    30, 2002
                                                                                                             -----------------
                                                                          2002                2001
                                                                      -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (Loss)                                            $       (3,469)    $        (3,201)   $           (18,287)
       Adjustments to reconcile Net Loss to Net Cash
       provided by (used in) operations:
             Common Stock issued for services                                     -                   -                  5,007
             Increase (decrease)  in accounts payable                         3,424               (234)                  6,476
                                                                      -------------      --------------      -----------------
       Net cash provided by (used in) Operating Activities                     (45)             (3,435)                (6,804)


CASH FLOWS FROM INVESTING ACTIVITIES                                              -                   -                      -
                                                                      -------------      --------------      -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
           Issuance of common stock                                               -               3,000                  3,910
           Decrease in stock subscription receivable                              -                   -                    445
           Increase in related party receivable                                   -                   -                  2,500
                                                                      -------------      --------------      -----------------
       Net Cash provided (used) by Financing Activities                           -               3,000                  6,855

NET CASH INCREASE (DECREASE)                                                   (45)               (435)                     51
                                                                      -------------      --------------      -----------------

CASH, BEGINNING OF PERIOD                                                        96                 547                      -
                                                                      -------------      --------------      -----------------

CASH, END OF PERIOD                                                 $            51    $            112   $                 51













                     The accompanying notes are an integral part of these financial statements





                                             ALEXANDRIA HOLDINGS, INC
                               NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                September 30, 2002


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's financial statements contained in the Form 10-KSB, filed with the Securities and Exchange Commission on March 7, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on March 7, 2002. Therefore, those footnotes are included herein by reference.







ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.
The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2002, but there can be no assurance that this expectation will be fully realized.

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

(b)      Reports on Form 8-K.  No reports on Form 8-K were filed during the period covered by this Form 10-
         -------------------
         QSB.






























                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 5th day of November, 2002.




ALEXANDRIA HOLDINGS, INC.



/s/ Ruairidh Campbell                                  November 5, 2002
-----------------------------------------------------------------------
Ruairidh Campbell
President and Director

                     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof, I, Ruairidh Campbell, sole executive officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The financial information contained in this quarterly report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
---------------------------------
Ruairidh Campbell
Sole Executive Officer
November 5, 2002
















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


