Form 10KSB
period 2002-12-31
ALEXANDRIA HOLDINGS INC
filed 2003-04-15
CIK 1104673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number:000-29325
                                ---------

                            ALEXANDRIA HOLDINGS, INC
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)


                      Nevada                      87-0643633
 (State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 582-9609
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


       Title of Each Class           Name of each Exchange on Which Registered
       -------------------           ------------------------------------------
 Common Stock ($0.001 Par Value)     None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   x                 No
                                        -------------                     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's net sales for the year ended December 31, 2002, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates is not available since Alexandria Holdings, Inc. has no publicly traded market for its stock.

At April 11, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,562,500



                                                 TABLE OF CONTENTS
                                                      PART I

                                                                                                 Page
Item 1.           Description of Business............................................................3

Item 2.           Description of Property............................................................6

Item 3.           Legal Proceedings..................................................................6

Item 4.           Submission of Matters to a Vote of Security-Holders        ........................6


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters            ...............7

Item 6.           Management's Plan of Operation   ..................................................7

Item 7.           Financial Statements...............................................................8

Item 8.           Changes in and Disagreements With Accountants o
                  Accounting and
                   Financial Disclosure..............................................................9


                                                    PART III n

Item 9.           Directors and Executive Officer..................................................  9

Item 10.          Executive Compensation..........................................................  10

Item 11.          Security Ownership of Certain Beneficial Owners and Management             .......10

Item 12.          Certain Relationships and Related Transactions...............................     11

Item 13.          Exhibits, List and Reports on Form 8-K   .........................................11

Item 14.          Controls and Procedures.......................................................... 12

                     Signatures.................................................................... 13








                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Alexandria Holdings, Inc. (the "Company") was formed as a Nevada corporation on December 7, 1999, to engage in any lawful undertaking, including but not limited to, transacting mergers and acquisitions. The Company has been in the developmental stage since inception and has never engaged in any operational activities, other than issuing shares to its shareholders. Accordingly, the Company may be defined as a "blank check" or "shell" company whose sole purpose at this time is to identify and complete a merger or acquisition with a private entity.
General
The Company seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders.
The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management. A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. Selection of Business.
The Company is now considering business opportunities either through merger or acquisition that might create value for our shareholders. We have no day-to-day operations at the present time. Our sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages when vying with other acquiring interests or entities.
The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.
The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and biotechnology industry segments.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

Acquisition of Business.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company's sole officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code").
In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Operation of Business After Acquisition.

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Government Regulation.

The Company cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition.

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees.

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.










Reports to Security Holders.

The Company's annual report will contain audited financial statements. The
Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders unless requested by same. The Company files all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.
Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.
Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

ITEM 2.                  DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake
City, Utah 84105. The office space is owned by Ruairidh Campbell, our sole officer, director, and a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.









                                     PART II

                  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE
                  REGISTRANT'S COMMON
                  EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market.  The Compan may file a Form
15c-(2)(11) in an effort to obtain a quote on the NASD over-the-counter bulletin board to create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive candidate for funding its plan of operation. However, there is no guarantee that the Company would obtain a quote on the NASD over-the-counter bulletin board, or that a public market for the Company's securities would develop, or, if such a market did develop, that it would continue, even if a quote on the NASD over the counter bulleti board was obtained.

Record Holders

As of April 11, 2003, there were seventy-eight (78) shareholders of record holding a total of 6,562,500 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

                      ITEM 6 MANAGEMENTS PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company projects that if no acquisition candidate is found for the Company within the next twelve months its operating requirements will not exceed $5,000.
Further, the Company's president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the SEC and those costs will accrue on the Company's balance sheet.



 Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

Going Concern

The Company's audit has expressed substantial doubt as to the Company's ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $18,762 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                          ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-11.
































                                             ALEXANDRIA HOLDINGS, INC.
                                           (A Development Stage Company)

                                               FINANCIAL STATEMENTS

                                            December 31, 2002 and 2001




































                                             ALEXANDRIA HOLDINGS, INC.
                                           (A Development Stage Company)

                                                       INDEX



                                                                                    Page

Independent Auditors' Report                                                         F-2

Balance Sheets                                                                       F-3

Statements of Operations                                                             F-4

Statements of Stockholders' (Deficit) Equity                                         F-5

Statements of Cash Flows                                                             F-7

Notes to Financial Statements                                                        F-8



































                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Alexandria Holdings, Inc.

We have audited the accompanying balance sheets of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2002 and 2001 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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



JONES SIMKINS LLP
Logan, Utah
March 3, 2003













                            ALEXANDRIA HOLDINGS, INC.
                            -------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2002 and 2001


                                ASSETS                                                    2002              2001
                                ------

Current assets:
  Cash                                                                          $           36                96

     Total current assets                                                       $           36                96


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                              $        6,936             3,052
  Related party payable                                                                  2,500             2,500

     Total current liabilities                                                           9,436             5,552

Commitments                                                                                  -                 -

Stockholders' deficit:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                           -                 -
    Common stock, $.001 par value, 45,000,000 shares
      authorized, 6,562,500 shares issued and outstanding                                6,563             6,563
    Additional paid-in capital                                                           2,799             2,799
    Deficit accumulated during the development stage                                  (18,762)          (14,818)

     Total stockholders' deficit                                                       (9,400)           (5,456)

     Total liabilities and stockholders' deficit                                $           36                96













                                                 ALEXANDRIA HOLDINGS, INC.
                                                 -------------------------
                                               (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 2002 and 2001



                                                                                                             Cumulative
                                                                            2002           2001                Amounts
                                                               -----------------     -----------------    -----------------

Revenue                                                    $                   -                     -                    -

General and administrative costs                                           3,944                 3,762               18,762
                                                               -----------------     -----------------    -----------------

               Loss before income taxes                                  (3,944)               (3,762)             (18,762)


Provision for income taxes                                                     -                     -                    -
                                                               -----------------     -----------------    -----------------

               Net loss                                    $   (3,944)                         (3,762)             (18,762)
                                                               =================     =================    =================


Loss per common share - basic and diluted                  $     -                                   -
                                                               =================     =================


Weighted average common shares -
   basic and diluted                                                   6,563,000             6,497,000
                                                               =================     =================














                            ALEXANDRIA HOLDINGS, INC.
                            -------------------------
                         (A Developmental Stage Company)
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
           December 7, 1999 ( Date of Inception) to December 31, 2002


                                                                                                                      Deficit
                                                                                                                    Accumulat
                                                                                                                           ed
                                                                                                   Addition     During the
                                                                                                         al
                                                  Preferred Stock       Common Stock              Paid-in        Developme
                                                                                                                    nt
                                      ------------------------------------------------------
                                           Shares     Amou           Shares         Amount        Capital          Stage      Total
                                                       nt
                                      -----------   ---------    --------------   ----------    -----------   ---------------  ----
Balance at December 7, 1999 (date of   -                 -               -     $             $             $                $
inception)                                         $                                       -           -             -             -

Issuance of common stock for:
    Cash                               -                 -         590,500               591         319
                                                                                                                     -           910
    Stock subscription receivable      -                 -         445,000               445
                                                                                                       -             -           445

Net loss                               -                 -               -                                       (910)
                                                                                           -           -                       (910)
                                      -----------   ---------    --------------   ----------    --------   -----------         -----

Balance at December 31, 1999           -                 -       1,035,500             1,036         319         (910)
                                                                                                                                 445

Issuance of common stock for services  -                 -       5,007,000             5,007
                                                                                                       -             -         5,007













Net loss                               -                  -              -                                    (10,146)
                                                                                           -           -                    (10,146)
                                       -----------   ---------    --------------   ----------    -----------   --------------- -----

Balance at December 31, 2000           -                  -      6,042,500             6,043         319      (11,056)
                                                                                                                             (4,694)

Issuance of common stock for cash      -                  -        520,000               520
                                                                                                   2,480             -         3,000

Net loss                               -                  -              -                                     (3,762)
                                                                                           -           -                     (3,762)
                                       -----------   ---------    --------------   ---------    -----------   ----------------------

Balance at December 31, 2001           -                  -      6,562,500             6,563       2,799      (14,818)
                                                                                                                             (5,456)

Net loss                               -           -
                                                                               -           -           -       (3,944)       (3,944)
                                       -----------   ---------    --------------   ---------    -----------   ----------------------

Balance at December 31, 2002           -                  -                  $         6,563   $             $                $
                                                    $            6,562,500                         2,799      (18,762)       (9,400)
                                       ===========   =========    ==============   =========    ===========   ======================













                 ALEXANDRIA HOLDINGS, INC.
                 -------------------------
               (A Development Stage Company)
                  STATEMENTS OF CASH FLOWS
                  ------------------------
           Years Ended December 31, 2002 and 2001


                                                                                                               Cumulative
                                                                              2002                 2001               Amounts
Cash flows from operating activities:
    Net loss                                                 $   (3,944)                        (3,762)              (18,762)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Stock compensation expense                                               -                    -               5,007
          Increase in accounts payable                                       3,884                  311                 6,936

         Net cash used in operating activities                                (60)              (3,451)               (6,819)

Cash flows from investing activities:                                            -                    -                     -

Cash flows from financing activities:
   Increase in related party payable                                               -                    -               2,500
   Decrease in stock subscription recievable                                       -                    -                 445
   Issuance of common stock                                                        -              3,000                 3,910

       Net cash provided by financing activities                                   -              3,000                 6,855

       Net increase (decrease) in cash                                        (60)                (451)                    36

Cash, beginning of period                                                       96                  547                     -

Cash, end of period                                          $   36                                  96                    36












                            ALEXANDRIA HOLDINGS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies

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

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2002 and 2001.



















                            ALEXANDRIA HOLDINGS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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


Note 2 - Going Concern

As of December 31, 2002, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.












                            ALEXANDRIA HOLDINGS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                               Year Ended
                                                            December 31,                    Cumulative
                                                 ----------------------------
                                                   2002                   2001                Amounts
                                                   ----                   ----               ---------

Income tax benefit at statutory rate        $     (1,000)                  -                   (2,000)
Change in valuation allowance                      1,000                   -                     2,000
                                                   -----               ---------                 -----

                                            $         -                    -                   -
                                                  =========            =========           =========


Deferred tax assets are as follows at December 31:

                                                   2002                   2001
                                                   ----                   ----

Operating loss carryforwards                $      3,000                   2,000
Valuation allowance                               (3,000)                 (2,000)
                                                  -------                 ------

                                            $           -                  -
                                                  ===========          =========





The Company has net operating loss carryforwards of approximately $19,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.













                            ALEXANDRIA HOLDINGS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 4 - Supplemental Cash Flow Information

The Company paid interest of $0 and $150 during the years ended December 31, 2002 and 2001.

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

As of December 31, 2002 and 2001, no stock options had been issued under this plan.


Note 7 - Related Party Transactions

At December 31, 2002 and 2001, the Company has a related party payable of $2,500 due to an officer of the Company. The payable is unsecured, non-interest bearing and due on demand.















                            ALEXANDRIA HOLDINGS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 8 - Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 146, Accounting for Costs Associated with
Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)." The provisions of this
Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 143, Accounting for Asset Retirement
Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.
















             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS O
              ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.


PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
              CONTROL PERSONS

The officers and directors of the Company as of April 11, 2003 are as follows:

 Name                       Age     Position

 Ruairidh Campbell           39      president, chief financial officer and director

Mr. Campbell was appointed as an officer and director of the Company in December of 1999. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company's business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company's shareholders and his successor is elected and qualified.
Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris
Doctorate with an emphasis in corporate law, including securities and taxation.
Over the past five years he has been an officer and director of several public companies: InvestNet, Inc. a mineral resource exploration company from February
2000 to present (president, chief financial officer, director), Montana Mining
Corp. a mineral resource exploration company from December 1999 to present
(president, chief financial officer, director), Allied Resources Inc., an oil and gas development company from 1998 to present (president, chief financial officer, director), NovaMed, Inc. a former medical device manufacturer from April 1995 to present (president, chief financial officer, director), EnterNet, Inc. an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Minerals, Ltd. a mineral resource development company from 1995 to May 2001 (president, chief financial officer, director).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of two indiciduals who during the period ended December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

- Ruairidh Campbell failed to file a Form 3 or Form 5 despite being an officer, director and beneficial owner of in excess of 10% of the Company's common stock.
- Richard Surber failed to file a Form 3 or Form 5 despite being the beneficial owner of in excess of 10%










of the Company's common stock.
ITEM 10.        EXECUTIVE COMPENSATION

The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of president and the only other employee to receive compensation in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE


                                           Annual Compensation            Long Term Compensation
                                                                          Awards                         Payouts
                                                                                         Securities
                                                                          Restricted      Underlying
                                                        Other Annual      Stock          Options         LTIP         All Other
   Name and Principal             Salary      Bonus     Compensation      Award(s)       SARs            payouts      Compensation
        Position         Year     ($)         ($)       ($)               ($)            (#)             ($)          ($)
   Ruairidh Campbell,    2002         -       -         -                 -              -               -            -
    President, Chief     2001         -       -         -                 -              -               -            -
 Financial Officer and   2000         -       -         -                 2,500,000      -               -            -
        Director
------------------------ -------- ----------  --------  ----------------  -------------- --------------- -----------  -------------

                                             Compensation of Directors

         The Company's director is not currently compensated for his service as a director of the Company.

                                           Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.
Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND
              MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of April 11, 2003, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.












  Title of Class             Name and Address of                 Amount and nature of              Percent of Class
                            Beneficial Ownership                 Beneficial Ownership
      Common                  Ruairidh Campbell                        3,000,000                         45.7%
       Stock                600 Westwood Terrace                         Legal
                             Austin, Texas 78746
      Common                   Richard Surber*                        3,520,000*                         53.6%
       Stock                 268 West 400 South                  Legal and Beneficial
                         Salt Lake City, Utah 84101
      Common                Nexia Holdings, Inc.                        520,000                          7.9%
       Stock                 268 West 400 South                          Legal
                         Salt Lake City, Utah 84101
      Common             All Executive Officers and                    3,000,000                         45.7%
       Stock                Directors as a Group
-------------------  ----------------------------------- -------------------------------------  -----------------------

* The 3,520,000 shares attributed to Richard Surber include 520,000 shares held by Nexia Holdings, Inc. (Formally, Kellys
Coffee Group, Inc.). Mr. Surber is the sold officer and director of Nexia Holdings, Inc.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of the Company, or an owner of five percent of more of the Company's outstanding shares, or any member of their immediate family, has entered into any related transaction.

These transactions are detailed in the following paragraphs.

On December 10, 1999 the Company issued 500,000 shares of common stock to Ruairidh Campbell and 500,000 shares of common stock to Richard Surber, at the time officers and directors of the Company, at par value of $0.001 a share for total consideration of $1,000.

On January 12, 2000, the Company issued 2,500,000 shares of common stock to Ruairidh Campbell and 2,500,000 shares of common stock to Richard Surber, at the time officer and directors of the Company valued at par ($0.001) a share in exchange for services rendered.

On March 28, 2001, the Company issued 520,000 shares to Nexia Holdings, Inc. (formally Kellys Coffee
Group, Inc.) valued at $0.006 a share for total consideration of $3,000.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. Exhibits required to be attached by Item 601
                                    --------
              of Regulation S-B are listed in the
              Index to Exhibits beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.

             (b) Reports on Form 8-K. The Company filed no Form 8K's
                               -------------------
              during the last quarter of the period
              covered by this Form 10-KSB.













ITEM 14.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.












































                                                     SIGNATURES
                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2003



Alexandria Holdings, Inc.


/s/    Ruairidh Campbell
---------------------------------------------------------------------
Ruairidh Campbell, President/CFO and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                                            Date
/s/ Ruairidh Campbell                   Director                                         April 11th , 2003
------------------------------
Ruairidh Campbell

























     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

I, Ruairidh Campbell, president and chief financial officer of Alexandria Holdings, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Alexandria Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Ruairidh Campbell
Ruairidh Campbell, president and chief financial officer











                                                 INDEX TO EXHIBITS
EXHIBIT       PAGE
NO.           NO.          DESCRIPTION

3(i)            *          Articles of Incorporation of Alexandria Holdings, Inc., a Nevada corporation, filed with the State of Nevada on December 10, 1999


3(ii)           *         By-laws of the Company adopted on
                          December 7, 1999.

4               *         Employee Benefit Plan adopted on
                          December 14, 1999.

99.11                     Certification Pursuant to 18 U.S.C.
                          Section 1350, Section 906 of the Sarbanes- Oxley Act of 2002.


* Incorporated by reference from Form 10-SB/A filed April 17, 2000.




































Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of the Alexandria Holdings, Inc.
("Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Ruairidh Campbell, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange
Act; and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
Ruairidh Campbell, President and Chief Financial Officer







