Form 10QSB
period 2003-03-31
ALEXANDRIA HOLDINGS INC
filed 2003-05-14
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


                        Commission file number: 000-29325


                            ALEXANDRIA HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


              NEVADA                           87-0643633
              ------                           ----------
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)



                 1403 East 900 South, Salt Lake City, Utah 84105
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 13, 2003 was 6,562,500.


                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................      3

Unaudited Balance Sheet as of March 31, 2003..................................  4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31, 2003...............    5

Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31,
2003.....................                                                       6

Notes to Unaudited Financial Statements........................................ 7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................      8

ITEM 3.  CONTROLS AND PROCEDURES..............................................  8


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................    8

SIGNATURES..................................................................... 9

INDEX TO EXHIBITS.............................................................. 10

















PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Alexandria Holdings, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.














































                            ALEXANDRIA HOLDINGS, INC.
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                                 March 31, 2003


                                          ASSETS

Current assets - cash                                                                            $                      20
                                                                                                    ----------------------

     Total current assets                                                                        $                      20
                                                                                                    ======================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                              $                   7,441
   Accounts payable - related parties                                                                                2,500
                                                                                                    ----------------------

     Total current liabilities                                                                                       9,941
                                                                                                    ----------------------


Commitments                                                                                                              -

Stockholders' deficit:
   Preferred stock, $.001 par value, 5,000,000 shares

     authorized, no shares issued and outstanding                                                                        -
   Common stock, $.001 par value, 45,000,000 shares
     authorized, 6,562,500 shares issued and
     outstanding                                                                                                     6,563
   Additional paid-in capital                                                                                        2,799
   Accumulated deficit                                                                                            (19,283)
                                                                                                    ----------------------

     Total stockholders' deficit                                                                                   (9,921)
                                                                                                    ----------------------

       Total liabilities and stockholders' deficit                                        $                      20
                                                                                                    ======================



                 The accompanying notes are an integral part of
                          these financial statements.


                            ALEXANDRIA HOLDINGS, INC.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                           Three Months Ended
                                                                               March 31,                      Cumulative
                                                                    --------------------------------
                                                                         2003              2002                  Amounts
                                                                    ---------------    -------------    ----------------


Revenue                                                         $                -                 -                   -

General and administrative costs                                               521             2,558              19,283
                                                                    ---------------    --------------    ---------------

     Loss before income taxes                                                (521)           (2,558)            (19,283)



Provision for income taxes                                                       -                 -                   -
                                                                    ---------------    -------------    ----------------

     Net Loss                                                   $            (521)           (2,558)            (19,283)
                                                                    ===============    =============    ================



Loss per common share - basic and diluted                       $                -                 -
                                                                    ===============    =============

Weighted average common shares -
   basic and diluted                                                     6,563,000         6,563,000
                                                                    ===============    =============





                 The accompanying notes are an integral part of
                          these financial statements.













                            ALEXANDRIA HOLDINGS, INC.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                               March 31,                   Cumulative
                                                                    --------------------------------
                                                                         2003              2002              Amounts
                                                                    ---------------    --------------    ---------------
Cash flows from operating activities:

   Net loss                                                     $          (521)             (2,558)            (19,283)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

       Stock compensation expense                                              -                   -               5,007

       Increase (decrease) in accounts payable                               505               2,543               7,441
                                                                    ------------      --------------    ----------------



       Net cash used in operating activities                                (16)                (15)             (6,835)
                                                                    ------------      --------------    ----------------


Cash flows from investing activities:                                          -                   -                   -
-------------------------------------
                                                                    ------------      --------------    ----------------

Cash flows from financing activities:

   Increase in related party payable                                           -                   -               2,500

   Decrease in stock subscription receivable                                   -                   -                 445

   Issuance of common stock                                                    -                   -               3,910
                                                                    ------------      --------------    ----------------


       Net cash provided by financing activities                               -                   -               6,855
                                                                    ------------      --------------    ----------------



       Net increase (decrease) in cash                                      (16)                (15)                  20


Cash, beginning of period                                                     36                  96                   -
                                                                    ------------      --------------    ----------------


Cash, end of period                                             $             20                  81                  20
                                                                    ============      ==============    ================



                 The accompanying notes are an integral part of
                          these financial statements.




                            ALEXANDRIA HOLDINGS, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2003

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.



























ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.
The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for at least the next twelve months, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company

ITEM 3.  CONTROLS AND PROCEDURES

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



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of May, 2003.




ALEXANDRIA HOLDINGS, INC.



/s/ Ruairidh Campbell
Ruairidh Campbell
President, Chief Executive Officer, Chief Financial Officer and Director




































                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO. NO. DESCRIPTION

3(i) * Articles of Incorporation of the Company

3(ii) * Bylaws of the Company

99.1                    11 Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of
                           the                                                  Sarbanes-Oxley Act of 2002


* Incorporated by reference from the 10-SB filed with the Securities Exchange
Commission on February 3, 2000.





































EXHIBIT 99.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole executive officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The financial information contained in this quarterly report fairly represents, in all material respects, the financial condition and result of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer
May 13, 2003







