Form 10QSB
period 2003-06-30
ALEXANDRIA HOLDINGS INC
filed 2003-07-17
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
         period from              to               .
                     ------------    --------------


                        Commission file number: 000-29325
                                                ---------


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

                                                     Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 14, 2003 was 6,562,500.

                                                 TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

Unaudited Balance Sheet as of June 30, 2003.......................................................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2003 and 2002 and the period since Date of Inception to June 30, 2003..................................................5

Unaudited Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and the period since Date of Inception to June 30, 2003..................................................6

Notes to Unaudited Financial Statements...........................................................................7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...........................................................................8

ITEM 3.  CONTROLS AND PROCEDURES..................................................................................8


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................8

SIGNATURES........................................................................................................9

INDEX TO EXHIBITS................................................................................................11






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








                                         ALEXANDRIA HOLDINGS, INC.
                                       (A Development Stage Company)
                                          UNAUDITED BALANCE SHEET
                                               June 30, 2003

                               ASSETS

Current assets - cash                                                                   $
                                                                                                          -
                                                                                         ------------------

Total current assets                                                                    $
                                                                                                          -
                                                                                         ==================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Cash overdraft                                                                          $                 5
Accounts payable
                                                                                                      7,831
Accounts payable - related parties
                                                                                                      4,500
                                                                                         ------------------

Total current liabilities
                                                                                                     12,336
                                                                                         ------------------

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
                                                                                                      6,563

Additional paid-in capital                                                                            2,799

Accumulated deficit                                                                                (21,698)
                                                                                         ------------------

Total stockholders' deficit                                                                        (12,336)
                                                                                         ------------------
                                                                                        $                 -

                                                                                         ==================
                     The accompanying notes are an integral part of these financial statements







                            ALEXANDRIA HOLDINGS, INC.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,                  Cumulative
                                               --------------------------------------------------------------------
                                                2003                        2002        2003                  2002          Amounts
                                               ------------     -----------------------------     -----------------  --------------

Revenue                                     $     -                             -           -                     -               -

General and administrative costs                2,415                         504       2,936                 3,062          21,698
                                               ------------     -----------------------------     -----------------  --------------

Loss before income taxes                       (2,415)                      (504)     (2,936)               (3,062)        (21,698)


Provision for income taxes                        -                             -           -                     -               -
                                               ------------     -----------------------------     -----------------  --------------

Net Loss                                    $  (2,415)                      (504)     (2,936)               (3,062)        (21,698)
                                               ============     =============================     =================  ==============


Loss per common share - basic and diluted   $     -                             -           -                     -
                                               ============     =============================     =================

Weighted average common shares -
basic and diluted                                 6,563,000             6,563,000   6,563,000             6,563,000
                                               ============     =============================     =================


                     The accompanying notes are an integral part of these financial statements






                                                ALEXANDRIA HOLDINGS, INC.
                                              (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                              June 30,                     Cumulative
                                                               --------------------------------------
                                                                     2003                 2002                    Amounts
                                                               -----------------    -----------------   -----------------
Cash flows from operating activities:
Net loss                                                    $            (2,936)              (3,062)            (21,698)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense                                                     -                    -               5,007
Increase (decrease) in accounts payable                                      895                3,032               7,831
                                                               -----------------    -----------------   -----------------

Net cash used in operating activities                                    (2,041)                 (30)             (8,860)
                                                               -----------------    -----------------   -----------------

Cash flows from investing activities:                                           -                   -                   -
-------------------------------------
                                                               -----------------    -----------------   -----------------

Cash flows from financing activities:
Cash overdraft                                                                 5                    -                   5
Increase in related party payable                                          2,000                    -               4,500
Decrease in stock subscription receivable                                       -                   -                 445
Issuance of common stock                                                        -                   -               3,910
                                                               -----------------    -----------------   -----------------

Net cash provided by financing activities                                  2,005                    -               8,860
                                                               -----------------    -----------------   -----------------


Net increase (decrease) in cash                                             (36)                 (30)                   -

Cash, beginning of period                                                     36                   96                   -
                                                               -----------------    -----------------   -----------------

Cash, end of period                                         $                  -                   66                   -
                                                               =================    =================   =================


                     The accompanying notes are an integral part of these financial statements






                                             ALEXANDRIA HOLDINGS, INC.
                                           (A Development Stage Company)
                                          NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                   June 30, 2003


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

PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits Exhibits required to be attached by Item 601 o
               --------
         Regulation S-B are listed in the
         Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

           (b) Reports on Form 8-K. No reports on Form 8-K were filed
               -------------------
         during the period covered by this
         Form 10-QSB.







                                   SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15h day of July, 2003.




ALEXANDRIA HOLDINGS, INC.



/s/ Ruairidh Campbell
  Ruairidh Campbell
President, Chief Executive Officer, Chief Financial Officer and Director






     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

I, Ruairidh Campbell, chief executive officer and chief financial officer of Alexandria Holdings, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alexandria Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer and Chief Financial Officer





                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.           DESCRIPTION

3(i)              *             Articles of Incorporation of the Company

3(ii)             *             Bylaws of the Company

99.1              12            Certification Pursuant to 18 U.S.C.
                                Section 1350, Section 906 of the
                                Sarbanes-Oxley Act of 2002


* Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 3, 2000.






EXHIBIT 99.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole executive officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

                   (1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

                 (2) The financial information contained in this
         quarterly report fairly represents, in all material
         respects, the financial condition and result of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer
July 15, 2003





















