Form 10QSB
period 2003-09-30
ALEXANDRIA HOLDINGS INC
filed 2003-11-03
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
   [X]   Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 for the quarterly  period ended  September
         30, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period
         from -----   to ------

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
par value (the only class of voting stock), as of October 30, 2003 was 6,562,50

                             TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS...................................................3

Unaudited Balance Sheet as of September 30, 2003................................4

Unaudited Statement of Operations for the three and nine months ended
September 30, 2003 and 2002 and the period since Date of Inception to
September 30, 2003
.................................................................................5

Unaudited Statement of Cash Flows for the nine months ended September 30, 2003

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Alexandria Holdings, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ALEXANDRIA HOLDINGS, INC. (A Development Stage Company)

UNAUDITED BALANCE SHEET

September 30, 2003
                                      ASSETS

Current assets - cash                                                                   $                    42
                                                                                           --------------------

     Total current assets                                                               $                    42
                                                                                           ====================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $                 8,303
   Related party payable                                                                                  4,600
                                                                                           --------------------

     Total current liabilities                                                                           12,903
                                                                                           --------------------

Commitments                                                                                                   -

Stockholders' deficit:
   Preferred stock, $.001 par value, 5,000,000 shares

     authorized, no shares issued and outstanding                                                             -
   Common stock, $.001 par value, 45,000,000 shares
     authorized, 6,562,500 shares issued and
     outstanding                                                                                          6,563
   Additional paid-in capital                                                                             2,799
   Accumulated deficit                                                                                 (22,223)
                                                                                           --------------------

     Total stockholders' deficit                                                                       (12,861)
                                                                                           --------------------

       Total liabilities and stockholders' deficit                                      $                    42
                                                                                           ====================

                               The accompanying notes are an integral part of these financial statements

ALEXANDRIA HOLDINGS, INC. (A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended                     Nine Months Ended
                                                                               September 30,                         September 30,                 Cumulative
                                                                     ----------------------------------    ----------------------------------
                                                                          2003               2002               2003               2002              Amounts
                                                                     ---------------    ---------------    ---------------    ---------------    ----------------

Revenue                                                          $                -                  -                  -                  -                   -

General and administrative costs                                                525                407              3,461              3,469              22,223
                                                                     ---------------    ---------------    ---------------    ---------------    ----------------

     Loss before income taxes                                                 (525)              (407)            (3,461)            (3,469)            (22,223)

Provision for income taxes                                                        -                  -                  -                  -                   -
                                                                     ---------------    ---------------    ---------------    ---------------    ----------------

     Net Loss                                                    $            (525)              (407)            (3,461)            (3,469)            (22,223)
                                                                     ===============    ===============    ===============    ===============    ================

Loss per common share - basic and diluted                        $                -                  -                  -                  -
                                                                     ===============    ===============    ===============    ===============

Weighted average common shares -
   basic and diluted                                                      6,563,000          6,563,000          6,563,000          6,563,000
                                                                     ===============    ===============    ===============    ===============

                               The accompanying notes are an integral part of these financial statements

ALEXANDRIA HOLDINGS, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
                                                                           Nine Months Ended
                                                                             September 30,                 Cumulative
                                                                    ---------------------------------
                                                                         2003              2002              Amounts
                                                                    ---------------    --------------    ----------------
Cash flows from operating activities:

   Net loss                                                     $          (3,461)           (3,469)            (22,223)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

       Stock compensation expense                                                -                 -               5,007

       Increase (decrease) in accounts payable                               1,367             3,424               8,303
                                                                    ---------------    --------------    ----------------

       Net cash used in operating activities                               (2,094)              (45)             (8,913)
                                                                    ---------------    --------------    ----------------

Cash flows from investing activities:                                            -                 -                   -
                                                                    ---------------    --------------    ----------------

Cash flows from financing activities:

   Increase in related party payable                                         2,100                 -               4,600

   Decrease in stock subscription receivable                                     -                 -                 445

   Issuance of common stock                                                      -                 -               3,910
                                                                    ---------------    --------------    ----------------

       Net cash provided by financing activities                             2,100                 -               8,955
                                                                    ---------------    --------------    ----------------

       Net increase (decrease) in cash                                           6              (45)                  42

Cash, beginning of period                                                       36                96                   -
                                                                    ---------------    --------------    ----------------

Cash, end of period                                             $               42                51                  42
                                                                    ===============    ==============    ================

                               The accompanying notes are an integral part of these financial statements

ALEXANDRIA HOLDINGS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2003

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

Note 3 - Going Concern

At September 30, 2003 the Company has an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through some type of equity transaction. There can be no assurance that the Company will be successful in these efforts.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation , including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                                              SIGNATURES

In accordance  with the  requirements  of the Securities  Exchange Act of 1934,  the registrant  caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 30th day of October, 2003.

ALEXANDRIA HOLDINGS, INC.

/s/ Ruairidh Campbell
Ruairidh Campbell
President, Chief Executive Officer, Chief Financial Officer and Director

INDEX TO EXHIBITS
EXHIBIT  PAGE
NO.               NO.               DESCRIPTION

3(i)              *              Articles of Incorporation of the Company

3(ii)             *              Bylaws of the Company

31                Attached       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the
                                 Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                                 Act of 2002

32                Attached       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbenes-Oxely Act of 2002

*        Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 3, 2000.