Form 10QSB
period 2004-03-31
ALEXANDRIA HOLDINGS INC
filed 2004-11-22
CIK 1104673

2

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(ii)	*	Bylaws of the Company.
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from the 10-SB filed with Securities Exchange Commission on Febrary 3, 2000.