Form 10QSB
period 2004-09-30
ALEXANDRIA HOLDINGS INC
filed 2004-11-22
CIK 1104673

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-29325**

ALEXANDRIA HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	**87-0643633** (I.R.S. Employer Identification No.)

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

Yes__X___ No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 20, 2004 was 6,562,500.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2004	4

Unaudited Statement of Operations for the three and nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	9
PART II.

ITEM 6. EXHIBITS	9
SIGNATURES	10
INDEX TO EXHIBITS	11

2

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

3

ALEXANDRIA HOLDINGS, INC.

(A Development Stage Company)

UNAUDITED BALANCE SHEET

September 30, 2004

ASSETS		
Current assets – cash	$	-
Total current assets	$	-
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current liabilities:		
Accounts payable	$	10,429
Related party payable		4,600
Total current liabilities		15,029
Commitments		
Stockholders' deficit:		
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,562,500 shares issued and Outstanding		6,563
Additional paid-in capital		2,799
Accumulated deficit		(24,391)
Total stockholders' deficit		(15,029)
Total liabilities and stockholders' deficit	$	-

The accompanying notes are an integral part of these financial statements

4

ALEXANDRIA HOLDINGS, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Cumulative Amounts
Cash flows from operating activities:				
Net loss	$	(1,780)	(3,461)	(24,391)
Adjustments to reconcile net loss to net cash used in operating activities:				
Stock compensation expense		-	-	5,007
Increase (decrease) in accounts payable		1,763	1,367	10,429
Net cash used in operating activities		(17)	(2,094)	(8,955)
Cash flows from investing activities:		-	-	-
Cash flows from financing activities:				
Increase in related party payable		-	2,100	4,600
Decrease in stock subscription receivable		-	-	445
Issuance of common stock		-	-	3,910
Net cash provided by financing activities		-	2,100	8,955
Net increase (decrease) in cash		(17)	6	-
Cash, beginning of period		17	36	-
Cash, end of period	$	-	42	-

The accompanying notes are an integral part of these financial statements

6

ALEXANDRIA HOLDINGS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At September 30, 2004 the Company has an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through some type of equity transaction. There can be no assurance that the Company will be successful in these efforts.

7

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 though there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital, as required, to maintain its continuous disclosure requirements. The Company's chief executive officer, Ruairidh Campbell, will provide his expertise in preparing the necessary documentation to keep the Company current with its disclosure requirements and those costs will accrue on the Company's balance sheet. However, the Company expects that if no acquisition candidate is found within the next twelve months that its current minimal operating requirements will not be met.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

8

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

9

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of November, 2004.

ALEXANDRIA HOLDINGS, INC.

/s/ Ruairidh Campbell
Ruairidh Campbell
President, Chief Executive Officer, Chief Financial Officer and Director

10

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