Form 10KSB
period 2004-12-31
ALEXANDRIA HOLDINGS INC
filed 2005-10-11
CIK 1104673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2004

Commission File Number: 000-29325

ALEXANDRIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

                  Nevada                                                                                    87-0643633

(State or other jurisdiction of                                                                    (I.R.S. Employer

incorporation or organization)                                                                   Identification No.)

43180 Business Park Drive, Suite 202, Temecula, CA 92590

(Address of principal executive offices)

(951) 587-9100

(Issuers telephone number, including area code)

1403 East 900 South, Salt Lake City, Utah 84105

(former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]

No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The aggregate market value of the voting stock held by non affiliates is not applicable due to the Company having no public trading market.

The Registrant had 6,562,500 shares of common stock, $0.001 par value, outstanding as of September 28, 2005.

ALEXANDRIA HOLDINGS, INC.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all if its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from that expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

Alexandria Holdings, Inc. (the "Company") was formed as a Nevada corporation on December 7, 1999, to engage in any lawful undertaking, including but not limited to, transacting mergers and acquisitions. The Company has been in the developmental stage since inception and has never engaged in any operational activities, other than issuing shares to its shareholders. Accordingly, the Company has been defined as a "blank check" or "shell" company whose sole purpose was to identify and complete a merger or acquisition with a private entity.

On January 25, 2005, the company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, the Company intends to raise capital and interest in eligible portfolio companies, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

Investment Strategy

As a Business Development Company, the Company is required to have at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  It is stated in the Company’s Investment Charter that the Company will endeavor to maintain this minimum ratio.

The Company intends to make strategic investments in developing companies with perceived growth potential.  The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc.  In principle, the Company will prefer to make investments in companies where it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

Portfolio Investments

The Company currently has no portfolio investments.

Employees

The Company currently has one employee, Steven Peacock, the Company’s Chief Executive Officer and Chief Financial Officer.  On September 8, 2005, Ruairidh Campbell voluntarily resigned as

Chief Executive Officer, Chief Financial Officer and Director.  Effective as of September 9, 2005, to fill the vacancies created by Ruairidh Campbell’s resignation as Chief Executive Officer and Chief Financial Officer, the Board of Directors appointed Steven Peacock to be the Company’s Chief Executive Officer and Chief Financial Officer. The Company currently does not compensate Steven Peacock for the positions he holds. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Code Of Ethics, Audit Committee Charter And Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter on September 9, 2005.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. Alexandria Holdings, Inc.’s code of ethics is filed as an exhibit to this Form 10-KSB.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-KSB. Alexandria Holdings, Inc.’s audit committee charter is filed as an exhibit to this Form 10-KSB.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i)

have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Alexandria Holdings, Inc.’s investment committee charter is filed as an exhibit to this Form 10-KSB.

ITEM 2.

PROPERTIES

The Company uses office space at 43180 Business Park Drive, Suite 202, Temecula, CA 92590. The space is provided to us at no cost. We believe that such space is adequate for our current operations.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company currently has no public trading market.  The Company may file a Form 15c-(2)(11) in an effort to obtain a quote on the NASD over-the-counter bulletin board to create a public  market.  Management  believes  that the  creation of a public trading market for the Company's securities would make the Company a more attractive  candidate  for funding its plan of operation.  However,  there is no guarantee  that the Company  would  obtain a quote on the NASD  over-the-counter bulletin  board,  or that a public  market for the  Company's  securities  would develop,  or, if such a market did develop,  that it would  continue,  even if a quote on the NASD over the counter bulletin board was obtained.

Holders of record

As of December 31, 2004 there were approximately seventy-eight (78) shareholders of record holding a total of 6,562,500 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.  Among the information provided was the fact that the securities issued were restricted securities.  No commissions were paid in connection with the transactions described below unless specifically noted.

As of December 31, 2004, Alexandria Holdings, Inc. had 6,562,500 shares of common stock outstanding.

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

On January 25, 2005 the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2004 the Company had $537 in current assets and the Company’s total liabilities exceeded total assets by approximately $15,502.  The Company has accumulated $24,864 of net operating losses through December 31, 2004, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

For the year ended December 31, 2004, the Company had a net loss of $2,253 compared to a net loss of $3,849 for year ended December 31, 2003.

RISKS RELATED TO OUR BUSINESS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2004 fiscal year was approximately $2,253 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2004 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been no public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  The Company may file a Form 15c-(2)(11) in an effort to obtain a quote on the NASD over-the-counter bulletin board to create a public  market.  There can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Steven R. Peacock our Chief Executive.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Peacock.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the ability to appoint a majority to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A

BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income, either in the immediate future, or at all.  As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls.  Subsequent to December 31, 2004, the Company has adopted several internal control procedures in recognition of the importance of achieving and maintaining regulatory compliance, we have adopted namely the following: reporting requirements for access persons, code of ethics, audit committee charter, investment committee charter, investment valuation procedures and corporate compliance procedures that enforce compliance with business ethics, regulations and law.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company as of September 15, 2005 are as follows:

Name	Age	Position
Steven R. Peacock	59	Chief Executive Officer and Chief Financial Officer
Shane H. Traveller	37	Director
Ed Haidenthaller	42	Director
Clay McCalla	46	Director

The business experience of each of the persons listed above is as follows:

STEVEN R. PEACOCK, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER Mr. Peacock has over fifteen years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work out assignments and is skilled at analyzing management structure and setting up programs for raising capital. He has working knowledge of taking companies through the process of becoming publicly traded, as well as assistance with strategic planning, corporate communications including shareholder relations and internet marketing as well as an extensive background in SEC requirements and filings utilizing broad network of legal, accounting, insurance, Internet technology and public relations affiliates. In addition to his work with and in publicly traded companies, Mr. Peacock has a background in the real estate development industry in all phases of minor league professional sports development, primarily soccer, in both American and European venues and has owned and operated minor league professional soccer franchises in Orange County, Riverside and San Francisco, CA. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the west coast from 1998 to 2000. During that period, he was directly responsible for raising approximately $8M under Regulation E, creating market liquidity for the company's stock and building the company's investor base from 250 to over 4,000 shareholders.  In 2004, Mr. Peacock founded and became a partner of Javelin Advisory Group, Inc., a business consulting company located in Temecula, California with the core focus of assisting businesses with a number of vital services, which include bringing businesses into compliance with SEC requirements, assisting in the raising of necessary capital, evaluating potential acquisitions and providing management expertise.

SHANE H. TRAVELLER, DIRECTOR Mr. Traveller is a licensed CPA and brings an extensive background in service to public companies both as an independent auditor, then later as an officer and director. From 1998 though 2001, Mr. Traveller served the Chief Financial Officer of Trimedyne, Inc., a NASDAQ NMS-listed medical device company. In 2002, he was named President and COO where he oversaw all operations, product development and manufacturing in addition to financial reporting, investor relations, and information systems for all aspects of the company. In 2003, Mr. Traveller left Trimedyne to become a partner with Javelin Holdings, Inc. With a company he co-founded prior to joining Trimedyne, Mr. Traveller established supply channels in Eastern Europe, negotiated a letter of intent and subsequent joint venture agreement with a Russian supplier, and oversaw the market release of five new products. He raised seed capital and set up the production facility, and internal accounting controls. As a consultant and independent auditor, Mr. Traveller has been closely involved in the development and implementation of internal controls, management of staff, preparation and filing of countless financial statements and SEC filings. He has led clients through IPO's and secondary offerings, private placements, mergers and acquisitions, and conversions to a Business Development Company under the Investment Act of 1940.  In 2004, Mr. Traveller founded and became a partner of Javelin Advisory Group, Inc., a business consulting company located in Temecula, California with the core focus of assisting businesses with a number of vital services, which include bringing businesses into compliance with SEC requirements, assisting in the raising of necessary capital, evaluating potential acquisitions and providing management expertise.

ED HAIDENTHALLER, DIRECTOR Mr Haidenthaller’s experience includes Division Controller, Flying J (Oil & Gas) – Assistant Controller, Wells Fargo Van Kasper (Full Service Brokerage Division) – CFO/COO, Axia Group (Boutique M&A Firm) and Manager of Contract Administration Management & Training Corporation (DOL Contractor & Private Prison Operator).  Currently, he is the Director of Finance Operations for Jefferson Wells - Salt Lake City Office (a large multinational consulting company dealing with the areas of Internal Audit, Tax, Finance Operations, and Technology Risk Management).  Prior to joining Jefferson Wells, Ed spent 7 months on various Sarbanes Oxley implementation and Internal Audit projects as a contractor for Protiviti.  Ed also has 4 1/2 years experience in benefits management as a third party administrator, and plan administrator for health & welfare plans as well as 401(K) plans.  Mr. Haidenthaller received an MBA from University of Utah in 1998 with undergraduate degree in Corporate Finance from Weber State University in 1990.  He speaks Japanese, German, English and some French.

CLAY MCCALLA, DIRECTOR Mr. Calla graduated from Texas Tech University with a Bachelor’s degree in Business Administration. Prior to joining the Company’s board of directors, Mr. McCAlla served as the vice-president of a publicly traded gaming organization, Bingo & Gaming, Inc. from October 1998 until January of 2000, and as the founder and president of Transports, Inc. a national event management company from July of 1987 until present. Mr. McCalla is currently employed as a Program Specialist for the State of Texas Comptroller for Public Accounts and has worked in this capacity since March of 2001.

Meetings

During the year ended December 31, 2004, the Board of Directors met once.

Compensation Of Directors

Our directors received no consideration in exchange for their services to the company, nor do they perform any service that would fall outside the scope of their duties as directors.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 paid to Ruairidh Campbell.  On September 8, 2005,  Ruairidh Campbell voluntarily resigned as Chief Executive Officer, Chief Financial Officer and Director.  Effective as of September 9, 2005, to fill the vacancies created by  Ruairidh Campbell’s resignation as Chief Executive Officer and Chief Financial Officer, the Board of Directors appointed Steven Peacock to be the Company’s Chief Executive Officer and Chief Financial Officer.  No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Ruairidh Campbell	2002	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer and	2003	$-0-	$-0-	$-0-	--	--	--
Chief Financial Officer	2004	$-0-	$-0-	$-0-	--	--	--

Employment Agreements

The Company does not currently have any employment agreements in place.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Alexandria Holdings, Inc.’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of Alexandria Holdings, Inc.'s equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish Alexandria Holdings, Inc. with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Alexandria Holdings, Inc. believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2004.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 19, 2005 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares. The address of all individuals for whom an address is not otherwise indicated is 43180 Business Park Drive Suite 202, Temecula, California 92590.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class(2)
Steven R. Peacock Chief Executive Officer and Chief Financial Officer	6,520,000(1)	Common	99.35%
Shane H. Traveller Director	6,520,000(1)	Common	99.35%
Ed Haidenthaller Director	-0-	Common	N/A
Clay McCalla Director	-0-	Common	N/A
All directors and executive officers (4 persons)	6,520,000	Common	99.35%

(1)

Shares owned by Javelin Advisory Group, Inc. of which Steven Peacock and Shane Traveller are 50% owners.

(2)

Percentage of beneficial ownership is based on 6,562,500 shares of common stock outstanding on September 19, 2005.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 13.       EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Bylaws	*

14	Code of Ethics adopted September 9, 2005	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99(i)	Audit Committee Charter adopted September 9, 2005	**
99.2(ii)	Investment Committee Charter adopted September 9, 2005	**

* Incorporated by reference from Form 10-SB/A filed April 17, 2000.

**Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2004 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2003 were approximately $8,000 and  $2,800, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2004 and 2003 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA HOLDINGS, INC.

By:/s/ Steven R. Peacock Steven R. Peacock Chief Executive Officer

Dated: October 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shane Traveller
Shane Traveller	Director	October 11, 2005

/s/ Ed Haidenthaller
Ed Haidenthaller	Director	October 11, 2005

/s/ Clay McCalla
Clay McCalla	Director	October 11, 2005

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven R. Peacock, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Alexandria Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 11, 2005	By: /s/ Steven R. Peacock
Steven R. Peacock, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven R. Peacock, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Alexandria Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 11, 2005	By: /s/ Steven R. Peacock
Steven R. Peacock, Chief Executive Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Alexandria Holdings, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven R. Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven R. Peacock

Steven R. Peacock

Chief Executive Officer

October 11, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Alexandria Holdings, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven R. Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven R. Peacock

Steven R. Peacock

Chief Financial Officer

October 11, 2005

ALEXANDRIA HOLDINGS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004 and 2003

ALEXANDRIA HOLDINGS, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Alexandria Holdings, Inc.

We have audited the accompanying balance sheet of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended and the cumulative amounts since inception.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

September 20, 2005, except for Note 8, which is dated October 7, 2005.

ALEXANDRIA HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2004 and 2003

ASSETS	2004	2003

Current assets:
Cash	$537	17

Total current assets	$537	17

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$6,939	8,666
Related party payable	4,600	4,600
Note payable	4,500	-

Total current liabilities	16,039	13,266

Commitments

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 6,562,500 shares issued and outstanding	6,563	6,563
Additional paid-in capital	2,799	2,799
Deficit accumulated during the development stage	(24,864)	(22,611)

Total stockholders' deficit	(15,502)	(13,249)

Total liabilities and stockholders' deficit	$537	$17

The accompanying notes are an integral part of these financial statements.

ALEXANDRIA HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

			Cumulative
	2004	2003	Amounts

Revenue	$-	-	-

General and administrative costs	2,253	3,849	24,864

Loss before income taxes	(2,253)	(3,849)	(24,864)

Provision for income taxes	-	-	-

Net loss	$(2,253)	(3,849)	(24,864)

Loss per common share – basic and diluted	$-	-

Weighted average common shares -
basic and diluted	6,562,500	6,562,500

The accompanying notes are an integral part of these financial statements.

ALEXANDRIA HOLDINGS, INC.
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
December 7, 1999 ( Date of Inception) to December 31, 2004
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for:
Cash	-	-	590,500	591	319	-	910
Stock subscription receivable	-	-	445,000	445	-	-	445

Net loss	-	-	-	-	-	(910)	(910)

Balance at December 31, 1999	-	-	1,035,500	1,036	319	(910)	445

Issuance of common stock for services	-	-	5,007,000	5,007	-	-	5,007

Net loss	-	-	-	-	-	(10,146)	(10,146)

Balance at December 31, 2000	-	-	6,042,500	6,043	319	(11,056)	(4,694)

Issuance of common stock for cash	-	-	520,000	520	2,480	-	3,000

Net loss	-	-	-	-	-	(3,762)	(3,762)

Balance at December 31, 2001	-	-	6,562,500	6,563	2,799	(14,818)	(5,456)

Net loss	-	-	-	-	-	(3,944)	(3,944)

Balance at December 31, 2002	-	-	6,562,500	6,563	2,799	(18,762)	(9,400)

Net loss	-	-	-	-	-	(3,849)	(3,849)

Balance at December 31, 2003	-	$-	6,562,500	$6,563	$2,799	$(22,611)	$(13,249)

Net loss	-	-	-	-	-	(2,253)	(2,253)

Balance at December 31, 2004	-	$-	6,562,500	$6,563	$2,799	$(24,864)	$(15,502)

The accompanying notes are an integral part of these financial statements.

ALEXANDRIA HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

			Cumulative
	2004	2003	Amounts
Cash flows from operating activities:
Net loss	$(2,253)	(3,849)	(24,864)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Increase (decrease) in accounts payable	(1,727)	1,730	6,939

Net cash used in operating activities	(3,980)	(2,119)	(12,918)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Increase in related party payable	-	2,100	4,600
Increase in note payable	4,500	-	4,500
Decrease in stock subscription receivable	-	-	445
Issuance of common stock	-	-	3,910

Net cash provided by financing activities	4,500	2,100	13,455

Net increase (decrease) in cash	520	(19)	537

Cash, beginning of period	17	36	-

Cash, end of period	$537	$17	$537
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ALEXANDRIA HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Nevada on December 7, 1999 (date of inception).  The Company proposes to seek business ventures that will allow for long-term growth.  Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No 29”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  SFAS No 151, 152, 153, and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors.  The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards.  The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123.  Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements.  The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to start-up costs.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company does not have any stock options or warrants outstanding at December 31, 2004 and 2003.

Stock Based Compensation

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.  If the provisions of SFAS 123 had been used, the Company’s results of operations for the years ended December 31, 2004 and 2003 would not have changed from the amounts reported on the statements of operations, because the Company has never granted any stock options.

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

Note 2 - Going Concern

As of December 31, 2004, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through business ventures.  There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Year Ended December 31,		Cumulative Amounts
	2004	2003
Income tax benefit at statutory rate	$-	(1,000)	(4,000)
Change in valuation allowance	$-	1,000	4,000

	$-	-	-

Deferred tax assets are as follows at December 31:

	2004	2003
Start-up costs	$4,000	4,000
Valuation allowance	(4,000)	(4,000)

	$-	-

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables.  The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 5 – Stock Plan

The Company has adopted a benefit plan (the Plan).  Under the Plan, the Company may issue shares of the Company’s common stock or grant options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.  In addition, at the discretion of the Board of Directors, stock may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company but are not employees of the Company.

As of December 31, 2004 and 2003, no stock options had been issued under this plan.

Note 6 – Related Party Payable

At December 31, 2004 and 2003, the Company had related party payables of $4,600, due to an officer of the Company.  The payables are unsecured, non-interest bearing and due on demand. Subsequent to the year ending December 31, 2004, this debt was forgiven by the officer of the Company.

Note 7 – Note Payable

At December 31, 2004, the Company had a note payable of $4,500 due to an unrelated third party.  The note payable is unsecured, non-interest bearing, and due on demand.  Subsequent to the year ending December 31, 2004, this debt has been forgiven.

Note 8 – Subsequent Events

On September 9, 2005, the Company entered into a stock purchase agreement with Javelin Advisory Group, Inc.  In the terms of this stock purchase agreement, Javelin Advisory Group, Inc. purchased approximately 6,520,000 shares of the Company’s common stock.

On September 19, 2005, the Company held a special meeting of the shareholders and approved the following amendments to the Articles of Incorporation:

  The authorized capital stock was increased to 2,005,000,000 shares, of which 2 billion shares will relate to common stock and 5 million shares will relate to preferred stock, subject to further designation by the Board of Directors of the Company.

  The name of Company was changed to Entertainment Capital Corporation.

  A 1-for-3.8 reverse stock split of the Company's common stock.

On October 7, 2005, the Company filed a definitive 14-C regarding the above transactions; however, these shareholder resolutions will be effective on October 14, 2005.  Accordingly, the transactions approved by the shareholders have not been reflected in the accompanying financial statements.