Form 10-Q
period 2005-03-31
ENTERTAINMENT CAPITAL CORP
filed 2005-11-01
CIK 1104673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number: 000-29325

ENTERTAINMENT CAPITAL CORPORATION

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

(951) 587-9100

(Registrant’s telephone number, including area code)

Alexandria Holdings, Inc. 1403 East 900 South, Salt Lake City, Utah 84105

(former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes  [ X  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X ] No

The Registrant had 1,726,974 shares of common stock, $0.001 par value, outstanding as of October 26, 2005.

ENTERTAINMENT CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash	$399	537

Total current assets	$399	537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$10,076	6,939
Related party payable	4,600	4,600
Note payable	4,500	4,500

Total current liabilities	19,176	16,039

Commitments	-	-

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,000,000,000 shares
authorized,1,726,974 shares issued and outstanding	1,727	1,727
Additional paid-in capital	7,635	7,635
Deficit accumulated during the development stage	(28,139)	(24,864)

Total stockholders' deficit	(18,777)	(15,502)

Total liabilities and stockholders' deficit	$399	537

The accompanying notes are an integral part of these financial statements. 4

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.) (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)
	For the three months ended March 31,	For the three months ended March 31,	Cumulative
	2005	2004	Amounts

Revenue	$-	-	-

General and administrative costs	3,275	845	28,139

Loss before income taxes	(3,275)	(845)	(28,139)

Provision for income taxes	-	-	-

Net loss	$(3,275)	(845)	(28,139)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	1,726,974	1,726,974

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.)
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (unaudited)
December 7, 1999 (Date of Inception) to March 31, 2005
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for:
Cash	-	-	155,395	155	755	-	910
Stock subscription receivable	-	-	117,105	117	328	-	445

Net loss	-	-	-	-	-	(910)	(910)

Balance at December 31, 1999	-	-	272,500	272	1,083	(910)	445

Issuance of common stock for services	-	-	1,317,632	1,318	3,689	-	5,007

Net loss	-	-	-	-	-	(10,146)	(10,146)

Balance at December 31, 2000	-	-	1,590,132	1,590	4,772	(11,056)	(4,694)

Issuance of common stock for cash	-	-	136,842	137	2,863	-	3,000

Net loss	-	-	-	-	-	(3,762)	(3,762)

Balance at December 31, 2001	-	-	1,726,974	1,727	7,635	(14,818)	(5,456)

Net loss	-	-	-	-	-	(3,944)	(3,944)

Balance at December 31, 2002	-	-	1,726,974	1,727	7,635	(18,762)	(9,400)

Net loss	-	-	-	-	-	(3,849)	(3,849)

Balance at December 31, 2003	-	-	1,726,974	1,727	7,635	(22,611)	(13,249)

Net loss	-	-	-	-	-	(2,253)	(2,253)

Balance at December 31, 2004	-	$-	1,726,974	$1,727	$7,635	$(24,864)	$(15,502)
Net loss	-	-	-	-	-	(3,275)	(3,275)

Balance at March 31, 2005	-	$-	1,726,974	$1,727	$7,635	$(28,139)	$(18,777)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.) (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,	For the three months ended March 31,	Cumulative
	2005	2004	Amounts

Cash flows from operating activities:
Net loss	$(3,275)	$(845)	$(28,139)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Increase in accounts payable	3,137	830	10,076

Net cash used in operating activities	(138)	(15)	(13,056)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Increase in related party payable	-	-	4,600
Increase in note payable			4,500
Decrease in stock subscription receivable	-	-	445
Issuance of common stock	-	-	3,910

Net cash provided by financing activities	-	-	13,455

Net increase (decrease) in cash	(138)	(15)	399

Cash, beginning of period	537	17	-

Cash, end of period	$399	$2	$399
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION

(formerly Alexandria Holdings, Inc.)

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2005 and March 31, 2004

Note 1 – Nature of Organization

This summary of significant accounting policies of Entertainment Capital Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial statements have been included.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Business Activities

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

Note 2 - Going Concern

As of March 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through business ventures.  There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.

Note 3 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables.  The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 4 – Stock Plan

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

As of March 31, 2005, no stock options had been issued under this plan.

Note 5 – Related Party Payable

At March 31, 2005, the Company had related party payables of $4,600, due to an officer of the Company.  The payables are unsecured, non-interest bearing and due on demand.  Subsequent to the quarter ending March 31, 2005, this debt was forgiven by the officer of the Company.

Note 6 – Note Payable

At March 31, 2005, the Company had a note payable of $4,500 due to an unrelated third party.  The note payable is unsecured, non-interest bearing, and due on demand.  Subsequent to the quarter ending March 31, 2005, this debt has been forgiven.

Note 7 – Reverse Common Stock Split

Effective October 14, 2005, the Company’s Board of Directors approved a 1-for-3.8 reverse common stock split.  All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

Note 8 – Subsequent Events

On September 9, 2005, the Company entered into a stock purchase agreement with Javelin Advisory Group, Inc.  In the terms of this stock purchase agreement, Javelin Advisory Group, Inc. purchased approximately 1,720,000 shares of the Company’s common stock giving them a 95% (ninety-five percent) majority control of the Company’s issued and outstanding common stock.

On September 19, 2005, the Company held a special meeting of the shareholders and approved the following amendments to the Articles of Incorporation:

•

The authorized capital stock was increased to 2,005,000,000 shares, of which 2 billion shares will relate to common stock and 5 million shares will relate to preferred stock, subject to further designation by the Board of Directors of the Company.

•

The name of Company was changed to Entertainment Capital Corporation.

•

A 1-for-3.8 reverse stock split of the Company’s common stock (see Note 7).

On October 7, 2005, the Company filed a definitive 14-C regarding the above transactions; however, these shareholder resolutions were effective on October 14, 2005.  Accordingly, the transactions approved by the shareholders have been reflected in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of March 31, 2005 the Company had $399 in current assets and the Company’s total liabilities exceeded total assets by approximately $18,777.  The Company has accumulated $28,139 of net operating losses through March 31, 2005, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

For the quarter ended March 31, 2005, the Company had a net loss of $3,275 compared to a net loss of $845 for quarter ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Control and Procedures.

(a) Evaluation of disclosure controls and procedures.

Steven Peacock who serves as Entertainment Capital Corporation's chief executive officer and as Entertainment Capital Corporation’s chief financial officer, after evaluating the effectiveness of Entertainment Capital Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Entertainment Capital Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to Entertainment Capital Corporation would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.

Subsequent to March 31, 2005, the Company has adopted several internal control procedures in recognition of the importance of achieving and maintaining regulatory compliance, we have adopted namely the following: reporting requirements for access persons, code of ethics, audit committee charter, investment committee charter, investment valuation procedures and corporate compliance procedures that enforce compliance with business ethics, regulations and law.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.3	Amendment to articles of incorporation, dated October 14, 2005	***
3.2	Bylaws	*
14	Code of Ethics adopted September 9, 2005	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	****
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****
99(i)	Audit Committee Charter adopted September 9, 2005	**
99.2(ii)	Investment Committee Charter adopted September 9, 2005	**

* Incorporated by reference from Form 10-SB/A filed April 17, 2000.

** Incorporated by reference from Form 10-KSB filed October 11, 2005

*** Incorporated by reference from Form 8K filed October 19, 2005

****Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT CAPITAL CORPORATION

By:/s/ Steven Peacock Steven Peacock Chief Executive Officer

Dated: October 31, 2005

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven Peacock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entertainment Capital Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 31, 2005	By: /s/ Steven Peacock Steven Peacock, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven Peacock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entertainment Capital Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 31, 2005	By: /s/ Steven Peacock Steven Peacock, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Executive Officer October 31, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer October 31, 2005