Form 10-Q
period 2005-06-30
ENTERTAINMENT CAPITAL CORP
filed 2005-11-01
CIK 1104673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 1,726,974 shares of its common stock, $0.001 par value, outstanding as of October 26, 2005.

ENTERTAINMENT CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.)
(A Development Stage Company)
BALANCE SHEETS
	June 30,	December 31,
ASSETS	2005	2004
	(unaudited)
Current assets:
Cash	$376	$537

Total current assets	$376	$537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$10,096	$6,939
Related party payable	4,600	4,600
Note payable	4,500	4,500

Total current liabilities	19,196	16,039

Commitments	-	-

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 2,000,000,000 shares
authorized,1,726,974 shares issued and outstanding	1,727	1,727
Additional paid-in capital	7,635	7,635
Deficit accumulated during the development stage	(28,182)	(24,864)

Total stockholders' deficit	(18,820)	(15,502)

Total liabilities and stockholders' deficit	$376	$537

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.) (A Development Stage Company) (unaudited) STATEMENTS OF OPERATIONS
	For the six months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004	Cumulative Amount

Revenue	$-	-	$-	-	$-

General and administrative costs	3,318	1,677	43	832	28,182

Loss before income taxes	(3,318)	(1,677)	(43)	(832)	(28,182)

Provision for income taxes	-	-	-	-	-

Net loss	$(3,318)	(1,677)	$(43)	(832)	$(28,182)

Loss per common share - basic and diluted	$-	-	$-	-

Weighted average common shares -
basic and diluted	1,726,974	1,726,974	1,726,974	1,726,974

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.)
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (unaudited)
December 7, 1999 (Date of Inception) to June 30, 2005
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for:
Cash	-	-	155,395	155	755	-	910
Stock subscription receivable	-	-	117,105	117	328	-	445

Net loss	-	-	-	-	-	(910)	(910)

Balance at December 31, 1999	-	-	272,500	272	1,083	(910)	445

Issuance of common stock for services	-	-	1,317,632	1,318	3,689	-	5,007

Net loss	-	-	-	-	-	(10,146)	(10,146)

Balance at December 31, 2000	-	-	1,590,132	1,590	4,772	(11,056)	(4,694)

Issuance of common stock for cash	-	-	136,842	137	2,863	-	3,000

Net loss	-	-	-	-	-	(3,762)	(3,762)

Balance at December 31, 2001	-	-	1,726,974	1,727	7,635	(14,818)	(5,456)

Net loss	-	-	-	-	-	(3,944)	(3,944)

Balance at December 31, 2002	-	-	1,726,974	1,727	7,635	(18,762)	(9,400)

Net loss	-	-	-	-	-	(3,849)	(3,849)

Balance at December 31, 2003	-	-	1,726,974	1,727	7,635	(22,611)	(13,249)

Net loss	-	-	-	-	-	(2,253)	(2,253)

Balance at December 31, 2004	-	$-	1,726,974	$1,727	$7,635	$(24,864)	$(15,502)
Net loss	-	-	-	-	-	(3,275)	(3,275)

Balance at March 31, 2005	-	$-	1,726,974	$1,727	$7,635	$(28,139)	$(18,777)
Net loss	-	-	-	-	-	(43)	(43)

Balance at June 30, 2005	-	$-	1,726,974	$1,727	$7,635	$(28,182)	$(18,820)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION (formerly Alexandria Holdings, Inc.) (A Development Stage Company) (unaudited) STATEMENTS OF CASH FLOWS
	For the six months ended June 30,	For the six months ended June 30,	Cumulative
	2005	2004	Amounts

Cash flows from operating activities:
Net loss	$(3,318)	$(1,677)	$(28,182)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Increase in accounts payable	3,157	1,660	10,096

Net cash used in operating activities	(161)	(17)	(13,079)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Increase in related party payable	-	-	4,600
Increase in note payable	-	-	4,500
Decrease in stock subscription receivable	-	-	445
Issuance of common stock	-	-	3,910

Net cash provided by financing activities	-	-	13,455

Net increase (decrease) in cash	(161)	(17)	376

Cash, beginning of period	537	17	-

Cash, end of period	$376	$0	$376
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION

(formerly Alexandria Holdings, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005 and June 30, 2004

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

Note 2 - Going Concern

As of June 30, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2005, no stock options had been issued under this plan.

Note 5 – Related Party Payable

At June 30, 2005, the Company had related party payables of $4,600, due to an officer of the Company.  The payables are unsecured, non-interest bearing and due on demand.  Subsequent to the quarter ending June 30, 2005, this debt was forgiven by the officer of the Company.

Note 6 – Note Payable

At June 30, 2005, the Company had a note payable of $4,500 due to an unrelated third party.  The note payable is unsecured, non-interest bearing, and due on demand.  Subsequent to the quarter ending June 30, 2005, this debt has been forgiven.

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

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2005 the Company had $376 in current assets and the Company’s total liabilities exceeded total assets by approximately $18,820.  The Company has accumulated $28,182 of net operating losses through June 30, 2005, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

For the six months ended June 30, 2005, the Company had a net loss of $3,318 compared to a net loss of $1,677 for six months ended June 30, 2004.

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

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the six months ended June 30, 2005 was approximately $3,318 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

(b) Changes in internal controls.

Subsequent to June 30, 2005, the Company has adopted several internal control procedures in recognition of the importance of achieving and maintaining regulatory compliance, we have adopted namely the following: reporting requirements for access persons, code of ethics, audit committee charter, investment committee charter, investment valuation procedures and corporate compliance procedures that enforce compliance with business ethics, regulations and law.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer October 31, 2005