Form 10-K
period 2005-12-31
ENTERTAINMENT CAPITAL CORP
filed 2006-04-17
CIK 1104673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2005

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

N/A

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

Yes [X]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock held by non affiliates is not applicable due to the Company having no public trading market.

The Registrant had 17,726,974 shares of common stock, $0.001 par value, outstanding as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Unless otherwise indicated, the information in this annual report on Form 10-K gives effect to the 1-for-3.8 reverse stock split of Entertainment Capital Corporation’s common stock, par value $0.001 per share (the “Common Stock”) effected in October 2005.

ENTERTAINMENT CAPITAL CORPORATION

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

 Entertainment Capital Corporation (the "Company") was formed as a Nevada corporation on December 7, 1999, to engage in any lawful undertaking, including but not limited to, transacting mergers and acquisitions. The Company was inactive from inception until February 20, 2006 and, prior to February 21, 2006, never engaged in any operational activities, other than issuing shares to its shareholders. Accordingly, the Company was defined as a "blank check" or "shell" company whose sole purpose was to identify and complete a merger or acquisition with a private entity.

On January 25, 2005, the Company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, the Company intends to raise capital and interest in eligible portfolio companies, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

On February 21, 2006, the Company made its first portfolio investment by issuing 15,450,000 shares of restricted common stock , valued at $0.25 per share, to the shareholders of FilmMates Entertainment, Inc., a privately-held Nevada corporation, in exchange for a fifty-one percent (51%) interest in FilmMates (see “Portfolio Investments”).

Investment Strategy

Entertainment Capital Corporation intends to make strategic investments in developing companies with perceived growth potential.  The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc.  In principle, the Company will prefer to make equity investments in companies where it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.  As a BDC, we are required to make available managerial assistance to those eligible portfolio companies in which we invest.  Given the nature of our investments, we anticipate having to provide significant managerial assistance to the majority of our investments.  As a result, we may incur higher general and administrative expenses that typical.  We anticipate being able to recover a portion of these costs by charging management fees to our portfolio investments.

In addition, the Company may also invest in debt instruments including bonds, convertible debentures or lines of credit.  Surplus assets may be invested in certificates of deposit or money market funds.   As a Business Development Company, the Company is required to have at least 70% of its assets in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Assets in excess of 70% may be invested at the discretion of the Board of Directors.  Such investments may include stocks, bonds or debentures of companies trading on a national exchange, loans to or equity purchases from international companies, or investments in CD’s or money market funds.

The Company will concentrate its investments in the entertainment industry.  The Company will therefore endeavor to maintain at least 80% of its portfolio with this industry segment.

The Company’s Board of Directors can change the investment criteria without shareholder approval; however, the Company’s portfolio focus on investments in the entertainment industry cannot be changed without shareholder consent.  We do not anticipate pooling our investment assets with other groups; however, we may co-invest in certain companies where appropriate and necessary.

Nature of a BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.

An eligible portfolio company generally is a United States company that is not an investment company and that:

* does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;

* is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or

* meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies. An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.  A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies.

The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the Amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment. As a BDC, we must invest at least 70% of our total assets in qualifying assets but may invest more in such qualifying assets.

Portfolio Investments

The Company presently has one portfolio investment, FilmMates Entertainment.

Employees

The Company currently has two employees, its Chief Executive Officer, John Bailey and its Secretary, Jay Maldonado. Management of Entertainment Capital’s operations is done under contract with Javelin Advisory Group, Inc.   In addition to providing office space and equipment, the services performed under this contract include bookkeeping, financial reporting, and SEC compliance.  See “Management Agreement” on page 7.

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

Code Of Ethics, Audit Committee Charter And Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. Entertainment Capital Corporation’s code of ethics was incorporated by reference from the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on October 11, 2005.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. Entertainment Capital Corporation’s audit committee charter was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on October 11, 2005.

 The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Entertainment Capital Corporation’s investment committee charter was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on October 11, 2005.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company does not own any real estate or other physical properties materially important to our operation.  Our offices are located at 43180 Business Park Drive, Suite 202, Temecula, CA 92590, where the Company occupies office space of approximately 2,337 square feet pursuant to its Management Agreement with Javelin Advisory Group.  Management believes these office facilities are suitable and adequate for our present business needs.  The Company does not have any additional facilities, nor are there proposed programs for the renovation, improvement, or development of the properties currently being utilized.

ITEM 3.

LEGAL PROCEEDINGS

Neither Entertainment Capital Corporation nor any of its officers or directors is a party to any material pending legal proceedings. Except as described below, none of the property of the Company is subject to any material pending legal proceedings.

To the best of Entertainment Capital Corporation’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against Entertainment Capital Corporation or any of its officers or directors.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

c) To authorize a 1-for-3.8 reverse stock split of the Company’s common stock.

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

Holders of record

As of March 31, 2006 there were approximately three hundred twenty eight (328) shareholders of record holding a total of 17,726,974 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.  No commissions were paid in connection with the transactions described below unless specifically noted.

As of December 31, 2005, Entertainment Capital Corporation had 1,726,974 shares of common stock.

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of December 31:
	2005	2004	2003	2002	2001
Total asset	$ 9,330	$ 537	$ 17	$ 36	$ 96
Total liabilities	$ 6,963	$ 16,039	$ 13,266	$ 9,436	$ 5,552
Net assets	($ 2,367)	($15,502)	($ 13,249)	($9,400)	($5,456)
Net asset value per outstanding share	(.001)	(.009)	(.008)	(.005)	(.003)
Shares outstanding, end of fiscal year	1,726,974	1,726,974	1,726,974	1,726,974	1,726,974

Operating Data for year ended December 31(1):
	2005	2004	2003	2002	2001
Total investment income	-	-	-	-	-
Total expenses	$ 1,231	$ 2,253	$3,849	$3,944	$ 3,762
Net operating (loss) income	($1,231)	($2,253)	($3,849)	($3,944)	($3,762)
Total tax expense (benefit)	-	-	-	-	-
Stock Dividends	-	-	-	-	-

(1) The Company began operating as a Business Development Company on January 25, 2005, all prior period figures are based on prior operations.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

On January 25, 2005, the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies” which are loosely defined as any domestic company that is not publicly traded or has assets of less than $4 million.

On February 21, 2006, the Company made its first portfolio investment: FilmMates Entertainment, Inc.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

On March 1, 2006, the Company filed a Form 1-E proposing to sell common stock of no more than $5,000,000 under Regulation E promulgated  under the Securities Act of 1933 at prices between $.050 and $5.00 per share.  The offering became effective on March 15, 2006.

Currently, there are no commitments for material expenditures. It should be noted the Company’s auditor George Brenner, CPA have expressed in their audit opinion letter there is substantial doubt about the Company’s ability to continue as a going concern.

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies.  As defined under the 1940 Act, managerial assistance means providing “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”

Management Agreement

On February 27, 2006, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with office facilities, clerical, and record keeping services at such facilities.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  Javelin Advisory Group holds 1,720,000 or nine percent (9%) of the Company’s outstanding common stock as of March 31, 2006.

RESULT OF OPERATIONS

Operating Expenses

General and administrative expenses (“G&A”) were $ 1,020 for the 12 months ended December 31, 2005.

For the year ended December 31, 2005 the Company had a net loss of $1,231 compared to a net loss of $2,253 for the year ended December 31, 2004.  The net loss is primarily interest expense due to the beneficial conversion feature of convertible debentures.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2005 the Company had $6,963 in current liabilities. The current assets exceeded current liabilities by $2,367.  The Company has accumulated $26,095 of net operating losses through December 31, 2005 which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event

the Company is unable to do so and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  The loss for the 2005 fiscal year was $1,231 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our December 31, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock has No Public Market

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of John M. Bailey, our Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no life insurance on Mr. Bailey.

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

RISKS RELATED TO OUR OPERATION AS A

BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in “eligible portfolio companies”, we are not limited with respect to the minimum standard that any portfolio investment must meet.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments primarily into eligible portfolio companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income, either in the immediate future, or at all.  As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Investing in Private Companies Involves a High Degree of Risk

Our portfolio will primarily consist of long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.  There is generally no publicly available information about the companies in which we will invest, and we will rely significantly on the diligence of our employees to obtain information in connection with our investment decisions.  In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our Portfolio of Investments are Illiquid

We generally will acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio will typically be subject to restrictions on resale or otherwise has no established trading market.  We will typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments.  In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Our Common Stock Price May be Volatile

There is currently no public trading market for our stock.  We may, in the future, file a Form 15c-(2)(11) in an effort to obtain a quote on the NASD over-the-counter bulletin board to create a public market.  Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive candidate for funding its plan of operation.  However, there is no guarantee that the Company would obtain a quote on the NASD over-the-counter bulletin board, or that a public market for the Company's securities would develop, or, if such a market did develop, that it would continue, even if a quote on the NASD over the counter bulletin board was obtained.

We May Not Have Adequate Capital to Fully Comply With Our Regulatory Requirements

There are numerous costs associated with complying with the Investment Company Act of 1940.  Chief among these is the cost associated with maintaining a fidelity bond, holding annual shareholder meeting, conducting quarterly financial reviews and annual audits, and employing a chief compliance officer.  As a new company, we do not have a history of generating income from investments. As a result, we may not have adequate capital to ensure compliance with all aspects of the 1940 Act.  Non-compliance with the 1940 Act could have a material detrimental affect on our business that could include our ability to continue as a going concern.

We Could Experience a Negative Net Asset Value Per Share Which May Increase the Risk of Your Investment

In the event our liabilities exceed our assets, purchasers of our shares would technically be buying liabilities rather than assets.  In addition, any trading of our stock would by default be at a premium to NAV which could be potentially misleading.  Prolonged periods of where our liabilities exceed our assets could affect our ability to meet short term obligations and continue as a going concern.

Our Portfolio is Not Diversified Which Could Result in Greater Risk of Portfolio Value Fluctuations

As of February 27, 2006, substantially all of our investment portfolio consists of one asset.  While we anticipate making additional investments in other portfolio companies, we intend to limit the number of different portfolio investments in order to provide each with the necessary managerial assistance they might need.  As a result, we expect that our portfolio of investments will remain non-diversified into the foreseeable future.  A decrease in value of any one of our portfolio investments could therefore have a significant negative effect on our net asset value.  Our portfolio value could be subject to greater fluctuations that what would be expected from a diversified fund.

ITEM 8.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 13, 2005, the Company dismissed Jones Simkins, P.C. as our independent accountants.  The decision to dismiss Jones Simkins, P.C. was recommended by our board of directors.

On October 13, 2005, the Company retained Epstein Weber & Conover, PLC as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2005.  The decision to retain Epstein Weber & Conover, PLC was approved by our Board of Directors.

Jones Simkins, P.C. reports on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, however the reports did contain a going concern explanatory paragraph.

During our two most recent fiscal years and any subsequent interim period preceding such change in accountants, there were no disagreements with Jones Simkins, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During our two most recent fiscal years prior to the change in accountants, and any subsequent interim period preceding such change in accountants, neither we nor anyone on our behalf consulted Epstein Weber & Conover, PLC regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in the preceding paragraph).

The Company requested that Jones Simkins, P.C. review the disclosures contained in our Current Report filed with the Commission on October 19, 2005 and furnish us with a letter addressed to the Commission stating whether or not Jones Simkins, P.C.

agrees with the statements made by us therein.  The Company filed Jones Simkins, P.C.’s letter as an exhibit to our Current Report, filed with the Commission on October 19, 2005.

Effective March 7, 2006, the Company dismissed Epstein Weber & Conover, PLC as independent auditors for the Company. The decision to dismiss Epstein Weber & Conover, PLC and to seek new independent auditors was approved by the Company’s Board of Directors.

Epstein Weber & Conover, PLC performed the review of the Company's financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, in accordance with Statements on Auditing Standards No. 100.

With respect to the review of the financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, there were no disagreements with Epstein Weber & Conover, PLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Epstein Weber & Conover, PLC, would have caused them to make reference thereto in their review on the financial statements of the Company; and there were no reportable events or disagreements with Epstein Weber & Conover, PLC.

The Company requested that Epstein Weber & Conover, PLC review the disclosures contained in our Current Report filed with the Commission on March 14, 2006 and furnish us with a letter addressed to the Commission stating whether or not Epstein Weber & Conover, PLC agrees with the statements made by us therein.  The Company filed Epstein Weber & Conover, PLC’s letter as an exhibit to our Current Report, filed with the Commission on March 14, 2006.

On March 7, 2006, the Company retained George Brenner, CPA as the Company's independent accountant to report on the Company’s balance sheet as of December 31, 2005, and the related statements of income, stockholders’ equity and cash flows for the year then ended. Neither the Company nor anyone acting on its behalf consulted with George Brenner, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by George Brenner, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Epstein Weber & Conover, PLC or a reportable event with respect to Epstein Weber & Conover, PLC.

ITEM 9A.

CONTROLS AND PROCEDURES

Entertainment Capital Corporation’s President act both as the Company’s Chief Executive Officer and Chief Financial Officer and is responsible for establishing and maintaining disclosure controls and procedures for Entertainment Capital Corporation.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2005.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of March 31, 2006 are as follows:

Name	Age	Position
John M. Bailey	55	Chairman, Chief Executive Officer, Chief Financial Officer, President and Chief Compliance Officer
Jay M. Maldonado	56	Secretary
John Baldwin	58	Director*
Michelle Hartly	45	Director*
* Denote independent director

The business experience of each of the persons listed above is as follows:

JOHN M. BAILEY, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF COMPLIANCE OFFICER, Mr. Bailey is recognized for his significant achievements as a consultant to several publicly held companies that invested in startup ventures in a wide variety of industries including real estate, medical products manufacturing and marketing, professional sports and e-commerce ventures.  In the 90s Mr. Bailey became President and Chief Executive Officer of the second largest pharmaceutical doctor supplied drug company, QMC, a publicly held, nationwide company.

Since 1979, Mr. Bailey was the principal shareholder, President and CEO of several privately held medical corporations, one of which was Hospital Service Corporation in Nevada, the state-wide provider of high-tech life support systems and durable medical equipment for Humana Health Care.  Throughout Southern California, his company, Care Respiratory offered this same equipment for several medical facilities, including Care Enterprise, servicing almost a third of the region’s skilled nursing facilities.  Mr. Bailey’s company was also the provider for Pacific Care Health Plan, Respiratory Support Services, Vital Air, Inc. and Inland Respiratory, encompassing all of Southern California.

As President of Capital Asset Management in Las Vegas, Mr. Bailey provided investment opportunities with capital raising ventures in real estate development and the related hotel industry.

As a financier over the last eight years, Mr. Bailey has forged his talents and expertise structuring large capital investments domestically and abroad with several of the leading world banks and financial institutions.  With his comprehensive and successful business achievements and capital raising ventures, both in the public and private sectors, Mr. Bailey has the experience, resourcefulness and leadership to accomplish whatever he endeavors to achieve.

JAY M. MALDONADO, SECRETARY, Mr. Maldonado is a seasoned producer and executive with more than 30 years of experience in the entertainment industry.    He co-founded Lightforce Films, LLC, in 1997, which produced music videos and commercials, and supervised the development and acquisition of film properties.   As an executive producer he has supervised the production and distribution of original online content, streaming rich media, animation, CGI, and live action.

His business development clients include MGM/UA, Gold Circle Entertainment, RCA/BMG, Red Bullet International, Lennox Entertainment, Miramax, American Benefit Mortgage, Irvine Ventures Audioramp, Inc., and Apocalypse Records.   Additionally, his production experience includes five years on the broadcast staff at WPIX TV Channel 11, New York, and the United Nations Television Broadcasting Studios.

Mr. Maldonado is a founding board member of the Producers Guild of America’s New Media Council and chairs its finance committee.  He spearheaded the Guild’s alliance with Intel Corporation.

For ten years he headed Malla Entertainment, a talent management company representing film directors, screenwriters, recording artists and new media producers.   Throughout his business career he has been associated with some of the top executives in the entertainment industry including Clive Davis, CEO, Arista Records; Roy Lott, Deputy Director of Capitol-Virgin-EMI records; Frank La Rocca, A&R Sony-Epic records; Guy Richard and John Marx, William Morris Agency; Robb Light, Creative Artists Agency; and Starfleet Academy-Interplay-Paramount producer Martin Denning.

Mr. Maldonado overseas business development, with investors and filmmakers, and serves on the corporate advisory board of FilmMates, LLC.

JOHN BALDWIN, INDEPENDENT DIRECTOR, Mr. Baldwin has been active in the manufactured housing community and multifamily industry since 1971. Mr. Baldwin’s manufactured housing community and other real estate projects have ranged throughout the Western United States. However, in recent years he has chosen to cluster his real estate projects generally within the San Diego County area.

Mr. Baldwin has been recognized nationally for his contributions to the manufactured housing community. Additionally, the California State Legislature, San Diego County Board of Supervisors and the San Diego City Council have all honored Mr. Baldwin with resolutions recognizing his many contributions to the housing industry. In addition to being a substantial manufactured housing community park owner, Mr. Baldwin is the owner of a respected and successful manufactured housing community/mobile home park management corporation, Baldwin Pacific Group. This company manages numerous manufactured housing communities and other commercial real estate.

In 2003, Mr. Baldwin was honored by the State of California’s Western Manufactured Housing Communities Association (WMA) as the year’s recipient of the W. Craig Biddle Award for his “dedication, leadership, and contributions to the manufactured housing community.” Mr. Baldwin was also presented with the 1999-2000 President’s Award by the WMA. Mr. Baldwin’s professional activities include having served as President of the WMA, WMA Board of Directors and WMA Unit-6 Vice-President. He is currently a Trustee of WMA’s Political Action Committee and Vice Chair, Administration/Finance of the Committee to Save Property Rights. WMA is the largest state wide property owners group of its kind in the United States. He is currently a member of the San Diego City Mobile Home Community Issues Committee and San Diego County’s Mobile Home Issues Committee. Other community leadership past positions of Mr. Baldwin include, Director of the San Diego County Taxpayers Association, Director of the University of California San Diego, Friends of the Library; Director of the San Diego Foundation for the Performing Arts, Director of Los Niños, major contributor to Mother Teresa’s missions in Mexico and other civic organizations.

MICHELLE HARTLY, INDEPENDENT DIRECTOR, Ms. Hartly has worked in the film and television industry for 15 years. She is a member of the Producer’s Guild of America, on the board of the PGA’s new FilmUSA Commission, and is CEO of FilmWest Productions, as well as co-owner of Spirit Horse Productions.

Ms. Hartly began her career in music and theater, as an artist and symphony soloist and produced theater until 1989. She then launched her own production company and began work on studio films including Amblin, Universal, Disney, and Dreamworks.

Her company, Spirit Horse has produced award winning international television, including the 20 Year Anniversary Special for Terra X/Discovery International directed by Emmy award winner Barry Nye. FilmWest Productions is currently prepping 4 feature films for release in 2006-2007, and recently completed a pilot for a much anticipated new talk show for women.

Although recently involved in the development of a large private studio in Southern California, Ms. Hartly and her company FilmWest are currently in a partnership with Old Tucson studios working to increase film and television production in Arizona. For the past year, Hartly has worked with the state of Arizona in support of the newly initiated Film Incentives and has been active in promoting the film industry as a resource for economic development.

Meetings

During the year ended December 31, 2005 the Board of Directors met informally on six occasions, all actions were taken by resolution of unanimous consent in lieu of board meetings.

Compensation Of Directors

We have a standard arrangement pursuant to which our independent Directors are compensated for services provided as a Director.  Our independent directors receive no compensation for serving on the Board; however, they are entitled to receive reimbursement for expenses directly attributable to their Board service, including travel costs, telephone charges, etc.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.  On September 8, 2005, Ruairidh Campbell voluntarily resigned as Chief Executive Officer, Chief Financial Officer and Director.  Effective as of September 9, 2005, to fill the vacancies created by Ruairidh Campbell’s resignation as Chief Executive Officer and Chief Financial Officer, the Board of Directors appointed Steven Peacock to be the Company’s Chief Executive Officer and Chief Financial Officer. On February 21, 2006, Steven Peacock voluntarily resigned as Chief Executive Officer and Chief Financial Officer, the Board of Directors appointed John M. Bailey to be the Company’s Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chairman of the Board of Directors.  No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2005.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Ruairidh Campbell	2002	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer and	2003	$-0-	$-0-	$-0-	--	--	--
Chief Financial Officer	2004	$-0-	$-0-	$-0-	--	--	--

Steven Peacock	2005	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer and
Chief Financial Officer

Employment Agreement

The Company entered into an Employment Agreement with John M. Bailey dated February 21, 2006.  The Employment Agreement has a twelve-month term, subject to renewal upon agreement of the parties.  Under the Agreement, Mr. Bailey is entitled to an annual salary of $75,000, and is entitled to 10% of net profits generated by the Company as bonus compensation.

 Indemnification

As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers’ liability insurance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Entertainment Capital Corporation equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Entertainment Capital Corporation. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Entertainment Capital Corporation equities are required by the regulations of the Commission to furnish Entertainment Capital Corporation with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2005, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of March 15, 2006 with respect to each person known by Entertainment Capital Corporation to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class(2)
John M. Bailey Chairman, Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer	5,686,244	Common	33%

Jay M. Maldonado Secretary	921,440	Common	5%

John Baldwin, Director	-0-	Common	N/A

Michelle Hartly, Director 17950 Meadow Lark Lane Lake Oswego OR 97034	-0-	Common	N/A

High Desert Trust 79065 Big Horn Trail La Quinta, CA 92253	5,686,245	Common	33%

Javelin Advisory Group, Inc. (3)	1,720,000	Common	9%
All directors and executive officers (4 persons)	6,607,685	Common	38%

(1)

Unless stated otherwise, the address of each principal security holders is c/o the Company at 43180 Business Park Drive, Suite 202, Temecula, CA 92590.

(2)

Percentage of beneficial ownership is based on 17,726,974 shares of common stock outstanding on March 15, 2006.

(3)

Entertainment Capital Corporation entered into a Management Agreement with Javelin Advisory Group on February 27, 2006, see “Management Agreement” on page 7.

ITEM 13.

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

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audits of the Company's annual financial statements and reviews of the financial statements included in the Company's Form 10-QSB were approximately $7,500 and  $6,100 for 2005 and 2004,, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0 and $0, respectively.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
14	Code of Ethics adopted September 9, 2005	Incorporated by reference to corresponding Exhibit previously filed.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted September 9, 2005	Incorporated by reference to corresponding Exhibit previously filed.
99.2(ii)	Investment Committee Charter adopted September 9, 2005	Incorporated by reference to corresponding Exhibit previously filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entertainment Capital Corporation /s/ John M. Bailey John M. Bailey CEO and President

Dated: April 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John M. Bailey
John M. Bailey	Chairman of the Board of Directors	April 13, 2006

/s/ John Baldwin
John Baldwin	Director	April 13, 2006

/s/ Michelle Hartly
Michelle Hartly	Director	April 13, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John M. Bailey, certify that:

(1)   I have reviewed this annual report on Form 10-K of Entertainment Capital Corporation;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 13, 2006	By: /s/ John M. Bailey
John M. Bailey, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John M. Bailey, certify that:

(1)   I have reviewed this annual report on Form 10-K of Entertainment Capital Corporation;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 13, 2006	By: /s/ John M. Bailey
John M. Bailey, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Entertainment Capital Corporation (the “Company”) on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John M. Bailey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ John M. Bailey

John M. Bailey

Chief Executive Officer

April 13, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Entertainment Capital Corporation (the “Company”) on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John M. Bailey, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ John M. Bailey

John M. Bailey

Chief Financial Officer

April 13, 2006

ENTERTAINMENT CAPITAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2005 and 2004

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-5

Changes in Net Assets

F-6

Statements of Operations

F-7

Statements of Stockholders’ Equity (Deficit)

F-8

Statements of Cash Flows

F-9

Financial Highlights

F-10

Notes to the Financial Statements

F-11

See Registered Accountant's Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Entertainment Capital Corporation, a Business Development Company (BDC)

Formerly Alexandria Holdings, Inc.

I have audited the accompanying balance sheet of Entertainment Capital Corporation as of December 31, 2005 and the related statements of changes in net assets, operations, stockholders’ deficit, cash flows, and financial highlights for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As set forth in Note 10 “Subsequent Events”, the acquisition of a 51% portfolio company was valued at $3,862,500 (15,450,060 restricted shares of common stock at $.25 a share).  I have reviewed the procedures applied by the Board of Directors in valuing this investment and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

The financial statements of the Company for the year ended December 31, 2004 except for Note 8 which is October 7, 2005 were audited by other auditors whose report (attached) dated September 20, 2005 expressed an unqualified opinion on those statements with an explanation paragraph discussing the going concern.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Capital Corporation as of December 31, 2005 and the results of its operations, stockholders’ deficit and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

George Brenner

Los Angeles, California

April 12, 2006

See Registered Accountant's Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Alexandria Holdings, Inc.

We have audited the accompanying balance sheet of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexandria Holdings, Inc. (a development stage company), as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

JONES SIMKINS, P.C.

Logan, Utah

September 20, 2005

See Registered Accountants Report

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.) Balance Sheets ASSETS
	December 31,	December 31,
	2005	2004

Current Assets
Cash	$7,120	537
Loan - Affiliate	2,210	-
Total Current Assets	9,330	537
Total Assets	$9,330	$537
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$6,963	$6,939
Related Party Payable	-	4,600
Notes Payable	-	4,500
Total Current Liabilities	6,963	16,039
Total Liabilities	6,963	16,039
Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, Authorized 2,000,000,000 Shares, $0.01 Par Value, 1,726,974 and 1,726,974 Shares Issued and Outstanding respectively	1,727	1,727
Stock Payable	10,000	-
Additional Paid in Capital	16,735	7,635
Retained Deficit	(26,095)	(24,864)
Total Stockholders' Equity (Deficit)	2,367	(15,502)
Total Liabilities and Stockholders' Equity (Deficit)	$9,330	$537
Net Asset Value (Deficiency)	$(0.001)	$(0.009)
The accompanying notes are an integral part of these financial statements.

See Registered Accountant’s Report

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.)
Statements of Changes in Net Assets

For the twelve months ended December 31,
2005

OPERATIONS:
Net loss	$(1,231)
Income from discontinued operations	-
Net realized and unrealized gain (loss) on investment transactions	-

Net decrease in net assets resulting from operations	(1,231)

SHAREHOLDER ACTIVITY:
Contributions and Stock Payable	19,100

NET INCREASE (DECREASE) IN ASSET VALUE	17,869

NET ASSETS:
Beginning of Period	(15,502)

End of Period	$2,367
The accompanying notes are an integral part of these financial statements.

See Registered Accountant’s Report

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.) Statements of Operations
	For the Year Ended
	December 31,
	2005	2004

Investment Revenue	$-	$-
Interest Income from non-affiliates	-	-
Total Interest Income	-	-
Total Revenues	-	-
Operating Expenses
General & Administrative	1,020	2,253
Professional fees	211	-
Total Operating Expenses	1,231	2,253
Net Operating Income (Loss)	(1,231)	(2,253)
Income Tax Expense	-	-
Net Income (Loss)	$(1,231)	$(2,253)
Net Income (Loss) Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	1,726,974	1,726,974
The accompanying notes are an integral part of these financial statements.

See Registered Accountant’s Report

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.)

Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Stock	Earnings
		Amount	Shares	Amount	Capital	Payable	(Deficit)
Balance, December 31, 2003	-		$1,726,974	$ 1,727	$ 7,635	-	$ (22,611)
Net loss for period ended December 31, 2004	-	-	-	-	-	-	(2,253)
Balance, September 30, 2004	-	-	1,726,974	1,727	7,635	-	(24,864)
Capital contribution related to forgiven debt of affiliate	-	-	-	-	9,100	-	-
Stock Payable	-	-	-	-	-	10,000	-
Net Loss for period ended December 31, 2005	-	-	-	-	-		(1,231)
Balance, December 31, 2005	-	$ -	1,726,974	$ 1,727	$ 16,735	$ 10,000	$ (26,095)
The accompanying notes are an integral part of these financial statements.

See Registered Accountant’s Report

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.) Statements of Cash Flows
	For the Year Ended
	December 31,
	2005	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,231)	$(2,253)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts payable	24	(1,727)
Stock payable	10,000	-
Net Cash Provided (Used) by Operating Activities	8,793	(3,980)
Cash Flows from Investing Activities:
Advances line of Credit	(2,210)	-
Net Cash Used by Investing Activities	(2,210)	-
Cash Flows from Financing Activities:
Increase in note payable	-	4,500
Cash sale of stock	-	-
Net Cash Provided (Used) by Financing Activities	-	4,500
Increase (Decrease) in Cash	6,583	520
Cash and Cash Equivalents at Beginning of Period	537	17
Cash and Cash Equivalents at End of Period	$7,120	$537
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-momentary transaction:
Debt forgiveness recorded as contribution to capital	$9,100	$-
The accompanying notes are an integral part of these financial statements.

See Registered Accountant’s Report

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.)
Financial Highlights

Per Unit Operating Performance:
Twelve Months Ended December 31,
2005
NET ASSET VALUE (DEFICIENCY), BEGINNING OF PERIOD	$(.009)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(.001)
Net realized and unrealized gain (loss) on investment transactions	-
Income from discontinued operations	-

Total from investment operations	(.01)

Net increase in net assets resulting from contributions and stock sale	.011

NET ASSET VALUE (DEFICIENCY), END OF PERIOD	$(.001)

TOTAL NET ASSET VALUE RETURN	88.89%

RATIOS AND SUPPLEMENTAL DATA:
Net assets (deficiency), end of period	$2,367
Ratios to average net assets:
Net expenses	52.01%
Net investment loss	(52.01%)
Portfolio Turnover Rate	-

The accompanying notes are an integral part of these financial statements.

See Registered Accountant’s Report

ENTERTAINMENT CAPITAL CORPORATION

(formerly Alexandria Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies

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

Organization

Entertainment Capital Corporation (the "Company") was formed as a Nevada corporation on December 7, 1999, to engage in any lawful undertaking, including but not limited to, transacting mergers and acquisitions. The Company was inactive from inception until February 20, 2006 and, prior to February 21, 2006, never engaged in any operational activities, other than issuing shares to its shareholders. Accordingly, the Company was defined as a "blank check" or "shell" company whose sole purpose was to identify and complete a merger or acquisition with a private entity.

On January 25, 2005, the Company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, the Company intends to raise capital and interest in eligible portfolio companies, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

On February 21, 2006, the Company made its first portfolio investment by issuing 15,450,000 shares of restricted common stock to the shareholders of FilmMates Entertainment, Inc., a privately-held Nevada corporation, in exchange for a fifty-one percent (51%) interest in FilmMates (see Subsequent Events Note 10).

On March 1, 2006, the Company filed a Form 1-E proposing to sell common stock of no more than $5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.050 and $5.00 per share.  The  offering became effective on March 15, 2006.

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

See Registered Accountant’s Report

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company does not have any stock options or warrants outstanding at December 31, 2005 and 2004.

Stock Based Compensation

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.  If the provisions of SFAS 123 had been used, the Company’s results of operations for the years ended December 31, 2005 and 2004 would not have changed from the amounts reported on the statements of operations, because the Company has never granted any stock options.

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

Note 2 - Going Concern

As of December 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through business ventures.  There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

See Registered Accountant’s Report

	Year Ended December 31,		Cumulative
	2005	2004	Amounts
Income tax benefit at statutory rate	$-	-	(4,000)
Change in valuation allowance	-	-	4,000
	$-	-	-

	2005	2004
Start-up cost	$4,000	4,000
Valuation allowance	(4,000)	(4,000)
	$-	-

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

As of December 31, 2005 and 2004, no stock options had been issued under this plan.

Note 6 – Related Party Transactions

During the year ended December 31, 2004, the Company had related party payables of $4,600, due to an officer of the Company.  The payables were unsecured, non-interest bearing and due on demand.  During the year ended December 31, 2005 this debt was forgiven by the officer of the Company. This officer was a control person and the amount of the forgiven debt was contributed as a capital contribution.

On September 9, 2005, the Company entered into a stock purchase agreement with Javelin Advisory Group, Inc.  In the terms of this stock purchase agreement, Javelin Advisory Group, Inc. purchased approximately 1,720,000 shares of the Company’s common stock giving them a ninety-five percent (95%) majority control of the Company’s issued and outstanding common stock.  Subsequent to the year ended December 31, 2005, Javelin is no longer a control party or affiliate of the Company (see Note 10).

Note 7 – Note Payable

During the year ended December 31, 2004, the Company had a note payable of $4,500 due to an unrelated third party.  The note payable was unsecured, non-interest bearing, and due on demand.  During the year ended December 31, 2005 this debt was forgiven.

Note 8 – Reverse Common Stock Split

Effective October 14, 2005, the Company’s Board of Directors approved a 1-for-3.8 reverse common stock split.  All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

See Registered Accountant’s Report

Note 9 – Material Events

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

•

A 1-for-3.8 reverse stock split of the Company’s common stock.

Note 10 – Subsequent Events

On February 21, 2006, the Company made its first portfolio investment by issuing 15,450,000 shares of restricted common stock, valued at $0.25 per share, to the shareholders of FilmMates Entertainment, Inc., a privately-held Nevada corporation, in exchange for a fifty-one percent (51%) interest in FilmMates Entertainment, Inc.

On February 23, 2006, the Company sold a total of twenty thousand (20,000) shares of its unregistered common stock at a price of $0.50 per share.  The shares are restricted as to their transfer and were issued exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 27, 2006, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with office facilities and equipment, and clerical, and record keeping services at such facilities.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services. Under the terms of the agreement, Javelin will be compensated a total of approximately $180,000 over the next twelve months. The contract expires February 27, 2007.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  Javelin Advisory Group holds 1,720,000 or nine percent (9%) of the Company’s outstanding common stock as of March 31, 2006.

Subsequent to the year ended December 31, 2005, as set forth in Note 6, Javelin is no longer a control party or affiliate of the Company.

See Registered Accountant’s Report