Form 10-Q
period 2006-03-31
ENTERTAINMENT CAPITAL CORP
filed 2006-05-22
CIK 1104673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

Commission File Number: 000-29325

ENTERTAINMENT CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

ALEXANDRIA HOLDINGS, INC.

(former name)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  X  ] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 17,247,007 shares of its common stock, $0.001 par value, outstanding as of May 15, 2006.

ENTERTAINMENT CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.) Balance Sheets ASSETS
	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Current Assets
Cash	$32,035	7,120
Total Current Assets	32,035	7,120
Investments (See Schedule)
Investments – Affiliated	3,870,000	2,210
Total Investments
Total Assets	$3,902,035	$9,330
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$9,018	$6,963
Payable to Affiliate (Note 5)	37,611	-
Total Current Liabilities	46,629	6,963
Total Liabilities	46,629	6,963
Stockholders' Equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, Authorized 2,000,000,000 Shares, $0.01 Par Value, 17,246,974 and 1,726,974 Shares Issued and Outstanding respectively	17,247	1,727
Stock Payable	10,000	10,000
Additional Paid in Capital	3,891,215	16,735
Retained Deficit	(63,056)	(26,095)
Total Stockholders' Equity	3,855,406	2,367
Total Liabilities and Stockholders' Equity	$3,902,035	$9,330
Net Asset Value Per Share	$0.22	$0.001

The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.)
Statements of Changes in Net Assets (unaudited)
	For the Three Months Ended
	March 31,
	2006	2005

OPERATIONS:
Net investment loss	$(36,961)	$(3,275)
Net realized and unrealized gain (loss) on investment transactions	-	-

Net decrease in net assets resulting from operations	(36,961)	(3,275)

SHAREHOLDER ACTIVITY:
Stock sales	3,890,000	21,144

NET INCREASE IN ASSET VALUE	3,853,039	17,869

NET ASSETS:
Beginning of Period	2,367	(15,502)

End of Period	$3,855,406	$2,367

The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.) Schedule of Investments March 31, 2006 (unaudited)

Equity
Investments:
	Description	Percent
Company	of Business	Ownership	Investment at Cost		Fair Value	Affiliated

FilmMates Entertainment	Film Acquisitions/Distribution	51%	$3,870,000	(1)	$3,870,000	yes
Total Investments			$3,870,000		$3,870,000

(1) The Company issued 15,480,000 shares of common stock for 51% ownership of FilmMates Entertainment. See Note 2 for valuation analysis.

The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.) Statements of Operations (unaudited)
	For the Three Months Ended March 31,

	2006	2005

Investment Revenue	$-	$-
Interest Income from non-affiliates	-	-
Total Interest Income	-	-
Total Revenues	-	-
Operating Expenses
General and administrative	8,119	3,275
Administrative fees	18,545	-
Investor relations	6,600	-
Professional fees	3,697	-
Total Operating Expenses	36,961	3,275
Net Operating Loss	(36,961)	(3,275)
Income Tax Expense	-	-
Net Loss	$(36,961)	$(3,275)
Net Loss Per Share	$(0.005)	$(0.002)
Weighted Average Shares Outstanding	7,412,085	1,726,974
The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.)
Statements of Stockholders' Equity (Deficit)
						Additional
	Preferred Stock		Common Stock		Stock	Paid-in	Retained
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit
Balance, December 31, 2003	-	$ -	1,726,974	$ 1,727	-	$ 7,635	$ (22,611)
Net loss for period ended December 31, 2004	-	-	-	-	-	-	(2,253)
Balance, September 30,2004	-	-	1,726,974	1,727	-	7,635	(24,864)
Capital contribution related to forgiven debt of affiliate	-	-	-	-	-	9,100	-
Cash received on stock payable	-	-	-	-	10,000	-	-
Net Loss for period ended December 31, 2005	-	-	-	-	-	-	(1,231)
Balance, December 31, 2005	-	-	1,726,974	1,727	10,000	16,735	(26,095)
Stock issued for acquisition of FilmMates Entertainment (unaudited)	-	-	15,480,000	15,480	-	3,854,520	-
Stock issued for cash (unaudited)	-	-	40,000	40	-	19,960	-
Net Loss for period ended March 31, 2006 (unaudited)	-	-	-	-	-	-	(36,961)
Balance, March 31, 2006 (unaudited)	-	$ -	17,246,974	$ 17,247	$ 10,000	$ 3,891,215	$ (63,056)
The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.) Statements of Cash Flows (unaudited)
	For the Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(36,961)	$(3,275)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Changes in Operating Assets and Liabilities:

Decrease in Accounts payable	2,055	3,137
Decrease in Related party payable	39,821	-
Net Cash Provided (Used) by Operating Activities	4,915	(138)

Cash Flows from Financing Activities:
Proceeds from the sale of stock	20,000	-
Net Cash Provided by Financing Activities	20,000	-
Increase (Decrease) in Cash	24,915	(138)
Cash and Cash Equivalents at Beginning of Period	7,120	537
Cash and Cash Equivalents at End of Period	$32,035	$399
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for acquisition of FilmMates Entertainment	$3,870,000	$-
The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation (formerly Alexandria Holdings, Inc.)
Financial Highlights (unaudited)

Per Unit Operating Performance:
	For the Three Months Ended
	March 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.000137	$(0.008976)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.002143)	(0.001896)
Net realized and unrealized gain (loss) on investment transactions	-	-

Total from investment operations	(0.00201)	(0.010873)

Net increase in net assets resulting from stock issuances	0.22555	0.012243

NET ASSET VALUE, END OF PERIOD	$0.223541	$0.001371

TOTAL NET ASSET VALUE RETURN (1)	162,781.54%	(115.27)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$3,855,406	$2,367
Ratios to average net assets:
Net expenses	0.96%	289.73%
Net investment loss	(0.96)%	(289.73)%
Portfolio Turnover Rate	N/A %	N/A %

(1) Total Net Asset Value Return reflects the impact of stock issuances during the periods presented.  Omitting these issuances, the Net Asset Value Return would have been (1,561.51)% and (21.13)%, respectively.

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION

(formerly Alexandria Holdings, Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006 and March 31, 2005

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

Organization and Business Activities

On January 25, 2005 the Company’s Board of Directors elected to be regulated as a business  development (“BDC”) company under the Investment Company Act of 1940.  As a BDC, the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

On February 21, 2006, the Company made its first portfolio investment by issuing 15,480,000 shares of restricted common stock, valued at $0.25 per share, to the shareholders of FilmMates Entertainment, Inc., a privately-held Nevada corporation, in exchange for a fifty-one percent (51%) interest in FilmMates Entertainment, Inc.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors.  The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards.  The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123.  Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements.  The Company estimates that the required adoption of SFAS 123 (R) will have an impact on its financial statements.

Note 2 – Valuation of Portfolio Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale.  Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

i.

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Estimate of likely sale price of investment

vi.

Bona fide purchase offers from third parties

vii.

Net assets of investment

viii.

Likelihood of investment generating positive returns (going concern)

ix.

Financial projections for coming 24 months

x.

Independent appraisal reports

xi.

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections. Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

As of March 31, 2006, the Board of Directors determined that the fair value of its FilmMates Entertainment investment is $3,870,000.  This valuation was based on the value of FilmMates film library, distribution contracts, ongoing film projects, and revenue projections.

Note 3 – Material Events

A change of control of Entertainment Capital Corporation became effective on February 21, 2006. Pursuant to a definitive acquisition agreement entered into between the Company and FilmMates, Inc., a Nevada corporation, the Company executed a stock for stock transaction with FilmMates, Inc. under the terms of the Agreement. As a result of the Agreement, FilmMates, Inc. stockholders own a total of 15,480,000 or 90% of the total issued and outstanding common stock of the Company.

Note 4 – Equity Transactions

During the quarter ended March 31, 2006, the Company made its first portfolio investment by issuing 15,480,000 shares of restricted common stock, valued at $0.25 per share, to the shareholders of FilmMates Entertainment, Inc., a privately-held Nevada corporation, in exchange for a fifty-one percent (51%) interest in FilmMates Entertainment, Inc. The shares were sold based upon the exemption from registration found in Section 4(2) of the Securities Act of 1933 and/or Regulation D of the Securities Act Rules.

During the quarter ended March 31, 2006, the Company issued 40,000 shares of free trading common for cash of $20,000.   The shares were sold pursuant to the Company’s offering circular under Regulation E by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

Note 5 – Payable to Affiliate

During the quarter ended March 31, 2006, the Company had a payable to affiliate of $37,511 due to FilmMates Entertainment, Inc.  The payables are unsecured, non-interest bearing and due on demand.

Note 6 – Subsequent Events

Subsequent to the quarter ended March 31, 2006, the Company issued 200,000 shares of free trading common stock exempt from registration under regulation E for cash of $100,000.  The shares were sold pursuant to the Company’s offering circular under Regulation E by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

Note 7 – Going Concern

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company an continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

General

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

On February 21, 2006, the Company made its first portfolio investment by issuing 15,480,000 shares of restricted common stock, valued at $0.25 per share, to the shareholders of FilmMates Entertainment, Inc., a privately-held Nevada corporation, in exchange for a fifty-one percent (51%) interest in FilmMates Entertainment, Inc.

Management Changes

On February 21, 2006, the Company accepted the resignations of Steven Peacock as the Company’s Chief Executive Officer and Chief Financial Officer, Shane Traveller as the Company’s Chairman of Board of Directors, Ed Haidenthaller as a member of the Board of Directors and Clay McCalla as a member of the Board of Directors. Effective as of the same date to fill the vacancies created by the resignations, the shareholders of the Company elected John M. Bailey as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chairman of the Board of Directors, John Baldwin as a member of the Board of Directors and Michelle Hartly as a member of the Board of Directors. Also, on this date, John M. Bailey was appointed Chief Compliance Officer.

On February 27, 2006, the Board of Directors of Entertainment Capital Corporation appointed Jay M. Maldonado as its Secretary.

Valuation of Portfolio Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale.  Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

i.

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Estimate of likely sale price of investment

vi.

Bona fide purchase offers from third parties

vii.

Net assets of investment

viii.

Likelihood of investment generating positive returns (going concern)

ix.

Financial projections for coming 24 months

x.

Independent appraisal reports

xi.

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

 As of March 31, 2006, the Board of Directors determined that the fair value of its FilmMates Entertainment investment is $3,870,000.  This valuation was based on the value of FilmMates film library, distribution contracts, ongoing film projects, and revenue projections.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of March 31, 2006 the Company had $32,035 in current assets and the Company’s total current liabilities exceeded current total assets by approximately $14,594.  The Company has accumulated $63,056 in losses through March 31, 2006, which may used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

For the three months ended March 31, 2006, the Company experienced a net loss of $36,961 or ($0.005) per share compared to a net loss of $3,275 or approximately ($0.002) per share for the three months ended March 31, 2005.

The Company attributes the $33,686 increase in net loss for the three month period ended March 31, 2006 compared to the same period ended March 31, 2005 to increase in general and administrative expenses.

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

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  The loss for the three months ended March 31, 2006 was approximately $36,961 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

Our Portfolio of Investments are Illiquid

We generally will acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio will typically be subject to restrictions on resale or otherwise has no established trading market.  We will typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments.  In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.  All of our portfolio investments will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty regarding the value of our portfolio investments. Since there will typically be no readily ascertainable market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. We are instead required by the 1940 Act to specifically value each individual investment, and record unrealized loss for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized gains if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We will adjust the valuation of our portfolio at least quarterly to reflect the Board of Directors' determination of the fair value of each investment in our portfolio.  In addition, any material changes in the operations of a portfolio investment will be reviewed by the Board of Directors as they occur to ascertain whether there has been a decline in Net Asset Value for purposes of determining NAV per share in connection with sales of stock under this offering.   Any changes in estimated fair value will be recorded in our statement of operations as "Net unrealized gains (losses)."

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

Our Portfolio is Not Diversified Which Could Result in Greater Risk of Portfolio Value Fluctuations

As of March 31, 2006, our investment portfolio consists of one asset.  While we anticipate making additional investments in other portfolio companies, we intend to limit the number of different portfolio investments in order to provide each with the necessary managerial assistance they might need.  As a result, we expect that our portfolio of investments will remain non-diversified into the foreseeable future.  A decrease in value of any one of our portfolio investments could therefore have a significant negative effect on our net asset value.  Our portfolio value could be subject to greater fluctuations that what would be expected from a diversified fund.

Item 4. Control and Procedures.

(a) Evaluation of disclosure controls and procedures.

John Bailey who serves as Entertainment Capital Corporation's chief executive officer and as Entertainment Capital Corporation’s chief financial officer and chief compliance officer, after evaluating the effectiveness of Entertainment Capital Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Entertainment Capital Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to Entertainment Capital Corporation would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006, the Company made its first portfolio investment by issuing 15,480,000 shares of restricted common stock, valued at $0.25 per share, to the shareholders of FilmMates Entertainment, Inc., a privately-held Nevada corporation, in exchange for a fifty-one percent (51%) interest in FilmMates Entertainment, Inc. The shares were sold based upon the exemption from registration found in Section 4(2) of the Securities Act of 1933 and/or Regulation D of the Securities Act Rules.

During the quarter ended March 31, 2006, the Company issued 40,000 shares of common stock exempt from registration under regulation E for cash of $20,000.   The shares sold pursuant to the Company’s offering circular under Regulation E were sold by the Company’s chief executive officer without the assistance of any broker dealers.

The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

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

ENTERTAINMENT CAPITAL CORPORATION

By:/s/ John Bailey John Bailey Chief Executive Officer

Dated: May 22, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John Bailey, certify that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 22, 2006	By: /s/ John Bailey John Bailey, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John Bailey, certify that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 22, 2006	By: /s/ John Bailey John Bailey, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bailey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ John Bailey John Bailey Chief Executive Officer May 22, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bailey, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ John Bailey John Bailey Chief Financial Officer May 22, 2006