Form 10-Q
period 2006-06-30
ENTERTAINMENT CAPITAL CORP
filed 2006-08-11
CIK 1104673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 17,747,007 shares of its common stock, $0.001 par value, outstanding as of August 1, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Entertainment Capital Corporation Balance Sheets ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Cash	$895	7,120
Total Current Assets	895	7,120
Investments (See Schedule)
Credit Line – FilmMates Entertainment	128,334	2,210
Investments	3,870,000	-
Total Investments	3,998,334	2,210
Total Assets	$3,999,229	$9,330
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$37,352	$6,963
Total Current Liabilities	37,352	6,963
Total Liabilities	37,352	6,963
Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, Authorized 2,000,000,000 Shares, $0.01 Par Value, 17,447,007 and 1,726,974 Shares Issued and Outstanding respectively	17,447	1,727
Stock Payable	65,000	10,000
Additional Paid in Capital	3,991,015	16,735
Retained Deficit	(111,585)	(26,095)
Total Stockholders' Equity (Deficit)	3,961,877	2,367
Total Liabilities and Stockholders' Equity (Deficit)	$3,999,229	$9,330
Net Asset Value	$0.227	$0.001

The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation
Statements of Changes in Net Assets
	For the Six	For the Fiscal
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

OPERATIONS:
Net investment loss	$(85,490)	$(1,231)

Net decrease in net assets resulting from operations	(85,490)	(1,231)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	4,045,000	19,100

NET INCREASE (DECREASE) IN ASSET VALUE	3,959,510	17,869

NET ASSETS:
Beginning of Period	2,367	(15,502)

End of Period	$3,961,877	$2,367

The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation Schedule of Investments June 30, 2006 (Unaudited)

Equity
Investments:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Affiliated
FilmMates Entertainment	Movies	51%	3,870,000	(1)	3,870,000	(1)
Roma Music Group	Music	100%	-		-	(2)
Total Investments			3,870,000		3,870,000

Commercial
Loans:
	Description	Percent
Company	of Business	Ownership	Type of Credit		Fair Value
Affiliated
FilmMates Entertainment	Movies	51%	Credit Line		128,334	(1)
Roma Music	Music	100%	Credit Line		-	(2)
Total Loans					128,334
Total Investments and Loans					3,998,334

(1) The Company issued 15,480,000 shares of common stock for 51% ownership of FilmMates Entertainment

The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on

April 1, 2009.  The Company has only extended $128,334 on the $2,000,000 line of credit as of June 30, 2006.

The fair value of the shares received from FilmMates at the time of acquisition was $3,870,000 (15,480,000 shares @ $0.25/share).  As of June 30, 206, the value remains the same.

(2) The Company has 1,000,000 shares of Roma Music Group’s common stock in consideration for extending a line of credit and incorporation services. This stock is restricted and there is no readily available market quotation for determining the value of such stock. See Note 2 for valuation criteria and procedures. On April 26, 2006, the Company extended Roma Music Group a $200,000 line of credit that bears interest at eight percent (8%) per annum and the principal and interest are due April 26, 2009.  As of June 30, 2006 no cash has been advanced.

The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation Statements of Operations (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005

Investment Revenue	$-	$-	$-	$-
Interest Income	695	-	695	-
Total Interest Income	695	-	695	-
Total Revenues	695	-	695	-
Operating Expenses
General & Administrative	26,766	3,318	18,647	43
Administrative fees	42,090	-	23,545	-
Investor relations	14,327	-	7,727	-
Professional fees	3,697	-	-	-
Total Operating Expenses	86,880	3,318	49,919	43
Net Operating Income (Loss)	(86,185)	(3,318)	(49,224)	(43)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(85,490)	$(3,318)	$(48,529)	$(43)
Net Income (Loss) Per Share	$(0.007)	$(0.002)	$(0.003)	$(0.000)
Weighted Average Shares Outstanding	12,404,212	1,726,974	17,341,479	1,726,974
The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation

Statements of Stockholders' Equity (Deficit)
					Additional	Stock	Retained
	Preferred Stock		Common Stock		Paid-in	Stock	Earnings
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)
Balance, December 31, 2003	-	$ -	1,726,974	$ 1,727	$ 7,635	$ -	$ (22,611)
Net loss for period ended December 31, 2004	-	-	-	-	-	-	(2,253)
Balance, December 31, 2004	-	-	1,726,974	1,727	7,635	-	(24,864)
Capital contribution related to forgiven debt of affiliate	-	-	-	-	9,100	-	-
Stock payable	-	-	-	-	-	10,000	-
Net Loss for period ended December 31, 2005	-	-	-	-	-	-	(1,231)
Balance, December 31, 2005 (audited)	-	-	1,726,974	1,727	16,735	10,000	(26,095)
Stock issued for acquisition of FimMates Entertainment (unaudited)	-	-	15,480,033	15,480	3,854,520	-	-
Stock issued for cash (unaudited)	-	-	240,000	240	119,760	-	-
Stock payable (unaudited)	-	-	-	-	-	55,000	-
Net Loss for period ended June 30, 2006 (unaudited)	-	-	-	-	-	-	(85,490)
Balance, June 30, 2006 (unaudited)	-	$ -	17,447,007	$ 17,447	$ 3,991,015	$ 65,000	$ (111,585)
The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$(85,490)	$(3,318)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts payable	30,389	3,157
Net Cash Provided (Used) by Operating Activities	(55,101)	(161)
Cash Flows from Investing Activities:
Advances line of Credit	(126,124)	-
Net Cash Used by Investing Activities	(126,124)	-
Cash Flows from Financing Activities:
Cash sale of stock	175,000	-
Net Cash Provided (Used) by Financing Activities	175,000	-
Increase (Decrease) in Cash	(6,225)	(161)
Cash and Cash Equivalents at Beginning of Period	7,120	537
Cash and Cash Equivalents at End of Period	$895	$376
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Stock issued for acquisition of portfolio company	$3,870,000	$-
The accompanying notes are an integral part of these financial statements.

Entertainment Capital Corporation
Financial Highlights

Per Unit Operating Performance:
	For the Six	For the Fiscal
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

NET ASSET VALUE, BEGINNING OF PERIOD	$0.000136	$(0.008976)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.004900)	(0.000713)
Net realized and unrealized gain (loss) on investment transactions	-	-

Total from investment operations	(0.00476)	(0.009689)

Net increase in net assets resulting from stock sales	0.23184	0.005269

NET ASSET VALUE, END OF PERIOD	$0.227081	$(0.004420)

TOTAL NET ASSET VALUE RETURN	167,279.68%	50.76%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$3,961,877	$2,367
Ratios to average net assets:
Net expenses	0.49%	52.01%
Net investment loss	(0.49)%	(52.01)%
Portfolio Turnover Rate	N/A %	N/A %

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006 and June 30, 2005

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors.  The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards.  The Company has never issued any securities for services and has not options or warrants outstanding.  Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements.  The Company estimates that the required adoption of SFAS 123 (R) will not have an impact on its financial statements.

Note 2 – Valuation of Portfolio Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and, whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such individuals in order to satisfy themselves that the resulting valuations are fair.

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

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on the date of stock sale to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining the estimated price that could be obtained from selling the investment in an arm’s length transaction:

i.

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Bona fide purchase offers from third parties

vi.

Net assets of investment

vii.

Likelihood of investment generating positive returns (going concern)

viii.

Financial projections for coming 24 months

ix.

Independent appraisal reports

x.

Budget to actual performance reports

Baring other factors, including default remedies and collateralization, the value of the loans and lines of credit may be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria is evaluated along with 12-month financial projections. Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc. As of June 30, 2006, the Board of Directors determined that the fair value of its FilmMates Entertainment investment is $3,997,021, which includes equity of $3,870,000 and a credit line receivable of $127,021.  This valuation of the equity was based on the value of FilmMates film library, distribution contracts, ongoing film projects, and revenue projections.

Note 3 – Equity Transactions

During the quarter ended June 30, 2006, the Company sold 200,000 shares of common stock for $100,000.  The stock was sold to John Baldwin, a Director of the Company, and was issued under an exemption from registration under Reg. E.  No advertising or general solicitation was employed in offering these shares. The purchaser received a copy of the Company’s offering circular. Shares sold in reliance on Regulation E are not restricted securities.

The Company also received $65,000 from unrelated third parties in exchange for 130,000 shares of common stock.  As of June 30, 2006, the Company had not issued the stock associated with these transactions.  As a result, the Company has recorded a stock payable for $65,000 as of June 30, 2006.

Note 4 – Affiliate Transactions

As of June 30, 2006, the Company had a credit line receivable of $127,021 from FilmMates Entertainment, Inc., a portfolio investment of which the Company owns 51% of the common stock.  The credit line bears interest at the rate of 8% per annum, allows FilmMates to draw down a total of $2 million, and becomes payable April 1, 2009.

During the quarter ended June 30, 2006, the Company sold 200,000 shares of common stock to one of its directors, John Baldwin for $100,000.  The stock was issued exempt from registration under Regulation E.  The transaction was consummated under terms identical to those received in third-party transactions and did not entail a discount to market.

Note 5 – Management Agreement

On February 27, 2006, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with office facilities, clerical, and record keeping services at such facilities.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  Javelin Advisory Group holds 1,720,000 or nine percent (9%) of the Company’s outstanding common stock as of June 30, 2006.

Note 6 – Subsequent Events

Subsequent to June 30, 2006, the Company issued 300,000 shares of stock for $150,000.  The stock was sold to John Baldwin, a director of the Company, on terms identical to those received from third-parties in arm’s length transactions.  The shares were issued exempt from registration under Regulation E.  The Company also received $125,000 from a third party in exchange for 250,000 shares of common stock.  As of July 26, 2006, the shares had not been issued.

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

On April 26, 2006, the Company extended Roma Music Group, a $200,000 line of credit that bears interest at eight percent (8%) per annum and the principal and interest are due April 26, 2009.  As of the date of this report no cash has been advanced. The Company has 1,000,000 shares of Roma Music Group’s common stock in consideration for extending a line of credit and incorporation services. The Company established Roma Music Group as an additional portfolio investment.

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

On February 27, 2006, the Board of Directors of Entertainment Capital Corporation appointed Jay M. Maldonado as its Secretary.

Management Agreement

On February 27, 2006, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with office facilities, clerical, and record keeping services at such facilities.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  Javelin Advisory Group holds 1,720,000 or nine percent (9%) of the Company’s outstanding common stock as of June 30, 2006.

Valuation of Portfolio Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and, whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such individuals in order to satisfy themselves that the resulting valuations are fair.

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

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on the date of stock sale to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining the estimated price that could be obtained from selling the investment in an arm’s length transaction:

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

ii.                   Total revenues for the preceding twelve months

iii.                  Total revenues for the preceding five years

iv.                 Historic earnings before interest, taxes and depreciation for each of the past five years

v.                   Bona fide purchase offers from third parties

vi.                 Net assets of investment

vii.                Likelihood of investment generating positive returns (going concern)

viii.              Financial projections for coming 24 months

ix.                  Independent appraisal reports

x.                    Budget to actual performance reports

Baring other factors, including default remedies and collateralization, the value of the loans and lines of credit may be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria is evaluated along with 12-month financial projections. Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

As of June 30, 2006, the Board of Directors determined that the fair value of its FilmMates Entertainment investment is $3,998,334.  This valuation was based on the value of FilmMates film library, distribution contracts, ongoing film projects, and revenue projections.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2006 the Company had $895 in current assets and the Company’s total current liabilities exceeded current total assets by approximately $36,457.  The Company has accumulated $111,585 in losses through June 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

During the three months ended June 30, 2006, the Company experienced a net loss of $48,529 or ($0.003) per share compared to a net loss of $43 or approximately ($0.00) per share for the same period in 2005. During the six months ended June 30, 2006, the Company incurred a net loss of $85,490, or approximately ($0.007) per share compared to a net loss of $3,318 or approximately ($0.002) per share for the same period in 2005.

The Company attributes the $82,172 increase in net loss for the six month period ended June 30, 2006 compared to the same period in 2005 to increase in general and administrative expenses.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  The loss for the six months ended June 30, 2006 was approximately $85,490 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

Our Portfolio is Not Diversified Which Could Result in Greater Risk of Portfolio Value Fluctuations

As of June 30, 2006, our investment portfolio consists of two assets.  While we anticipate making additional investments in other portfolio companies, we intend to limit the number of different portfolio investments in order to provide each with the necessary managerial assistance they might need.  As a result, we expect that our portfolio of investments will remain non-diversified into the foreseeable future.  A decrease in value of any one of our portfolio investments could therefore have a significant negative effect on our net asset value.  Our portfolio value could be subject to greater fluctuations that what would be expected from a diversified fund.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2006, the Company sold 200,000 shares of common stock for $100,000.  The stock was sold to John Baldwin, a Director of the Company, and was issued under an exemption from registration under Reg. E.  No advertising or general solicitation was employed in offering these shares. The purchaser received a copy of the Company’s offering circular. Shares sold in reliance on Regulation E are not restricted securities.

The Company also received $65,000 from unrelated third parties in exchange for 130,000 shares of common stock.  As of June 30, 2006, the Company had not issued the stock associated with these transactions.  As a result, the Company has recorded a stock payable for $65,000 as of June 30, 2006.

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

* Incorporated by reference from Form 10-SB/A filed April 17, 2000

** Incorporated by reference from Form 10-KSB filed October 11, 2005

*** Incorporated by reference from Form 8K filed October 19, 2005

****Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT CAPITAL CORPORATION

By:/s/ John Bailey John Bailey Chief Executive Officer

Dated: August 11, 2006

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

Date: August 11, 2006	By: /s/ John Bailey John Bailey, Chief Executive Officer

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

Date: August 11, 2006	By: /s/ John Bailey John Bailey, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bailey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ John Bailey John Bailey Chief Executive Officer August 11, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Entertainment Capital Corporation (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bailey, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ John Bailey John Bailey Chief Financial Officer August 11, 2006